Form 10-Q
period 1995-09-30
FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP
filed 1995-11-14
CIK 819253

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                   September 30, 1995
                         -------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   -------------------    ----------------------
    Commission File Number:                       0-17610
                           -----------------------------------------------------

             First Capital Insured Real Estate Limited Partnership
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Illinois                                              36-3525946
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois           60606-2607
-------------------------------------------------------      -------------------
      (Address of principal executive offices)                    (Zip Code)

                                (312) 207-0020
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

Documents incorporated by reference:

The First Amended and Restated Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated August 1, 1988, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)


                                                 September 30,
                                                     1995      December 31,
                                                  (Unaudited)      1994
---------------------------------------------------------------------------
ASSETS
Investment in commercial and residential rental
 properties:
 Land                                             $ 3,869,700  $ 3,869,700
 Buildings and improvements                        25,636,100   24,530,100
---------------------------------------------------------------------------
                                                   29,505,800   28,399,800
Accumulated depreciation and amortization          (5,134,000)  (4,505,200)
---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    24,371,800   23,894,600
Cash and cash equivalents                           3,798,700    4,005,200
Rents receivable                                       78,600      101,200
Deferred insurance premium (net of accumulated
 amortization of $659,000 and $603,000,
 respectively)                                        997,800    1,053,800
Other assets                                           26,600        2,000
---------------------------------------------------------------------------
                                                  $29,273,500  $29,056,800
---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses            $   586,800  $   403,100
 Due to Affiliates                                     14,800       43,300
 Security deposits                                     96,600       80,900
 Distributions payable                                451,100      451,100
 Other liabilities                                     67,500       23,500
---------------------------------------------------------------------------
                                                    1,216,800    1,001,900
---------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                     (904,900)    (783,200)
 Limited Partners (1,000,000 Units authorized,
  688,194 Units issued and outstanding)            28,961,600   28,838,100
---------------------------------------------------------------------------
                                                   28,056,700   28,054,900
---------------------------------------------------------------------------
                                                  $29,273,500  $29,056,800
---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1995 and the year ended December 31,
1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                          General     Limited
                                          Partner    Partners       Total
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                         $(579,300) $32,781,600  $32,202,300
Net (loss) for the year ended
 December 31, 1994                         (23,400)  (2,319,400)  (2,342,800)
Distributions for the year ended
 December 31, 1994                        (180,500)  (1,624,100)  (1,804,600)
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                        (783,200)  28,838,100   28,054,900
Net income for the nine months ended
 September 30, 1995                         13,600    1,341,600    1,355,200
Distributions for the nine months ended
 September 30, 1995                       (135,300)  (1,218,100)  (1,353,400)
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 1995                      $(904,900) $28,961,600  $28,056,700
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1995       1994
------------------------------------------------------------------------
Income:
 Rental                                            $1,216,000 $1,058,200
 Interest                                              52,800     41,300
------------------------------------------------------------------------
                                                    1,268,800  1,099,500
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        228,600    264,600
 Property operating:
  Affiliates                                           54,800     70,900
  Nonaffiliates                                       156,700    135,000
 Real estate taxes                                     99,200    100,800
 Insurance--Affiliate                                  12,300     16,700
 Repairs and maintenance                              160,200    121,600
 General and administrative:
  Affiliates                                           16,400      9,700
  Nonaffiliates                                        34,200     34,200
------------------------------------------------------------------------
                                                      762,400    753,500
------------------------------------------------------------------------
Net income                                         $  506,400 $  346,000
------------------------------------------------------------------------
Net income allocated to General Partner            $    5,100 $    3,500
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  501,300 $  342,500
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (688,194 Units issued and outstanding)            $     0.73 $     0.50
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1995       1994
------------------------------------------------------------------------
Income:
 Rental                                            $3,436,400 $3,489,400
 Interest                                             162,900     99,300
------------------------------------------------------------------------
                                                    3,599,300  3,588,700
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        684,800    801,100
 Property operating:
  Affiliates                                          193,900    223,000
  Nonaffiliates                                       437,400    420,800
 Real estate taxes                                    319,100    330,600
 Insurance--Affiliate                                  36,800     50,200
 Repairs and maintenance                              418,500    382,300
 General and administrative:
  Affiliates                                           32,000     25,800
  Nonaffiliates                                       121,600    107,900
------------------------------------------------------------------------
                                                    2,244,100  2,341,700
------------------------------------------------------------------------
Net income                                         $1,355,200 $1,247,000
------------------------------------------------------------------------
Net income allocated to General Partner            $   13,600 $   12,500
------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,341,600 $1,234,500
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (688,194 Units issued and outstanding)            $     1.95 $     1.79
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                         1995        1994
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                           $1,355,200  $1,247,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          684,800     801,100
  Changes in assets and liabilities:
   Decrease in rents receivable                           22,600       6,100
   (Increase) decrease in other assets                   (24,600)      3,000
   Increase in accounts payable and accrued expenses     183,700      50,800
   (Decrease) in due to Affiliates                       (28,500)     (9,800)
   Increase in other liabilities                          44,000       1,400
-----------------------------------------------------------------------------
    Net cash provided by operating activities          2,237,200   2,099,600
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements         (1,106,000)   (146,100)
-----------------------------------------------------------------------------
    Net cash (used for) investing activities          (1,106,000)   (146,100)
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                       (1,353,400) (1,154,600)
 Increase in security deposits                            15,700       3,100
-----------------------------------------------------------------------------
    Net cash (used for) financing activities          (1,337,700) (1,151,500)
-----------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents    (206,500)    802,000
Cash and cash equivalents at the beginning of the
 period                                                4,005,200   3,191,600
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period    $3,798,700  $3,993,600
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1995
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1995 are not necessarily indicative of the operating results for the year ending December 31, 1995.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income or Partners' capital.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and is operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the venture's revenues, expenses, assets, liabilities and capital was included in the financial statements.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Deferred insurance premiums paid on the Continental Casualty Company (CNA) insurance policy are amortized at the rate of 4.6% of distributions to investors from Cash Flow (as defined by the Partnership Agreement) and/or Sale or Refinancing Proceeds.

Reference is made to the Partnership's annual report for the year ended December 31, 1994 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner is entitled to receive subsequent to July 31, 1990, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, with respect to such fiscal year. The Portfolio Management Fee is an amount equal to the lesser of
(i) 0.625 of 1% of the gross value of the Partnership's assets plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.625 of 1% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate distributable Cash Flow (as defined by the Partnership Agreement) (computed prior to deduction for Portfolio Management
Fees) for such fiscal year. For the quarter and nine months ended September 30, 1995 the General Partner was allocated Portfolio Management Fees of $45,100 and $135,300, respectively.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Holders as a group. Net Losses from a Major Capital Event are allocated (prior to giving effect to any distributions of Sale Proceeds from said Major Capital Event): first, to the General Partner and Holders with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Holders as a group. Net Profits from a Major Capital Event are allocated (prior to giving effect to any distribution of Sale Proceeds from said Major Capital Event): first, Net Profits in the amount of the Minimum Gain attributable to the property that is the subject of such Major Capital Event are allocated to the General Partner and Holders with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, to the General Partner and each Holder in proportion to and to the extent of the amounts, if any, of Sale Proceeds to be distributed to the General Partner or each such Holder with respect to such Major Capital Event pursuant to the Partnership Agreement; and third, the balance, if any, 1% to the General Partner and 99% to the Holders as a group. Notwithstanding the foregoing, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1995, the General Partner was allocated Net Profits of $5,100 and $13,600, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1995 were as follows:

                                                             Paid
                                                       ----------------
                                                                 Nine
                                                       Quarter  Months  Payable
-------------------------------------------------------------------------------
Property management and leasing fees                   $61,500 $218,500 $ 1,800
Reimbursement of property insurance premiums, at cost   12,300   36,800    None
Reimbursement of expenses, at cost:
 (1) Accounting                                          4,400   13,800   5,000
 (2) Investor communication                              2,400    7,200   8,000
 (3) Legal                                               8,700   15,600    None
-------------------------------------------------------------------------------
                                                       $89,300 $291,900 $14,800
-------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                        Comparative Operating Results (a)
                     For the Quarters   For the Nine Months
                           Ended               Ended
                     9/30/95  9/30/94   9/30/95    9/30/94
------------------------------------------------------------
LAKEVIEW OFFICE PARK, BUILDINGS II & III
Rental revenues      $583,600 $434,400 $1,527,200 $1,643,600
------------------------------------------------------------
Property net income  $223,400 $ 50,100 $  461,200 $  435,700
------------------------------------------------------------
Average occupancy         85%      88%        84%        91%
------------------------------------------------------------
TELEGRAPH HILL APARTMENTS
Rental revenues      $361,600 $357,900 $1,054,700 $1,030,000
------------------------------------------------------------
Property net income  $167,200 $181,500 $  501,000 $  507,200
------------------------------------------------------------
Average occupancy         92%      98%        92%        95%
------------------------------------------------------------
CARROLLTON CROSSROADS SHOPPING CENTER
Rental revenues      $270,800 $265,900 $  854,500 $  815,800
------------------------------------------------------------
Property net income  $135,800 $140,500 $  455,700 $  405,800
------------------------------------------------------------
Average occupancy         97%      99%        97%        99%
------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as Partnership interest income and general and administrative expenses.

Net income for the Partnership for the quarter and nine months ended September 30, 1995 increased $160,400 or 46%, and $108,200 or 9%, respectively, when compared to the quarter and nine months ended September 30, 1994. The increase in net income for the quarterly periods under comparison was due to increases in operating results at Lakeview Office Park, Buildings II and III ("Lakeview") of $173,300 and in interest income earned on short-term investments of $11,500 due to an increase in the average interest rate earned on these investments. Partially offsetting the quarterly increase was decreases in operating results at Telegraph Hill Apartments ("Telegraph") of $14,300 and at Carrollton Crossroads Shopping Center ("Carrollton") of $4,700 as well as an increase in general and administrative expenses of $6,700 primarily due to increases in professional service fees. The increase in net income for the nine-month periods under comparison was due to increases in operating results at Carrollton and Lakeview of $49,900 and $25,500, respectively, as well as an increase in interest income of $63,600 due to the factor previously discussed. Partially offsetting the nine-month increase was an increase in general and administrative expenses of $19,900, primarily due to increased professional service fees and printing costs as well as lower operating results at Telegraph of $6,200.

Rental revenues increased $157,800 or 15%, for the quarter ended September 30, 1995 and decreased $53,000 or 2%, for the nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994. Rental revenues increased at all of the Partnership's properties for the quarterly periods under comparison. The primary factors which contributed to these increases were the write-off in 1994 of prior year rents charged but subsequently credited to a tenant upon extension of its lease at Lakeview as well as an increase in the base rental rate charged to the major tenant at Lakeview starting July 1, 1995 to an above market rate in order that the major tenant could stay in the building for an additional 10 months before relocating out of the building to a space presently under construction. The decrease in rental revenues for the nine-month periods under comparison was primarily due to the decrease in the average occupancy rate at Lakeview. Partially offsetting the decrease in nine-month rental revenues was: 1) the factors previously discussed regarding Lakeview; 2) an increase in percentage rents earned at Carrollton and 3) an increase in the average rental rate charged to new and renewing tenants at Telegraph.

Depreciation and amortization expense decreased $36,000 and $116,300, respectively, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994, primarily as a result of the provision for value impairment recorded in December 1994 for Lakeview.

Insurance expense decreased $4,400 and $13,400, respectively, for the quarter and nine months ended September 30, 1995, when compared to the comparable prior year periods. The decreases were primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years, which provided a good loss experience relative to the Partnership's properties.

Property operating expenses increased by $5,600 and decreased $12,500 for the comparable quarterly and nine-month periods, respectively. The primary factors which caused these slight changes were: 1) lower property management and leasing fees (resulting from lower nine month rental revenues) at Lakeview; 2) an increase in professional service fees at Lakeview and Telegraph; 3) higher utility costs for the quarterly period and lower utility costs for the nine-month period at Lakeview as a result of changing weather conditions as well as lower average occupancy rates.

Real estate tax expense decreased by $1,600 and $11,500, respectively, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994. These decreases were primarily due to a decrease at Lakeview as a result of a adjustment in the estimated liability for 1995. Partially offsetting the decreases was an increase at Carrollton as a result of an adjustment in the third quarter of 1994 of the 1994 liability.

Repairs and maintenance expense for the quarter and nine-month periods under comparison increased $38,600 and $36,200, respectively, primarily due to an increase in professional fees at Lakeview associated with space planning for potential new and renewing tenants and an increase in maintenance salaries at Telegraph, primarily as a result of additional personnel. Partially offsetting these increases was

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) lower repair and maintenance expenses in 1995 at Carrollton as a result of repairs and enhancements made to the exterior of the building in 1994.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows (as defined by GAAP). The following table includes a reconciliation of Cash Flow (as defined by the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not neccessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                       Comparative Cash
                                                     Flow Results for the
                                                       Nine Months Ended
                                                      9/30/95      9/30/94
-----------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                         $ 1,904,700  $ 1,912,800
Items of reconciliation:
 Portfolio Management Fee                               135,300      135,300
 (Increase) decrease in current assets                   (2,000)       9,100
 Increase in current liabilities                        199,200       42,400
-----------------------------------------------------------------------------
Net cash provided by operating activities           $ 2,237,200  $ 2,099,600
-----------------------------------------------------------------------------
Net cash (used for) investing activities            $(1,106,000) $  (146,100)
-----------------------------------------------------------------------------
Net cash (used for) financing activities            $(1,337,700) $(1,151,500)
-----------------------------------------------------------------------------

Although net income increased for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994, Cash Flow (as defined by the Partnership Agreement) decreased $8,100 due to the fact that Cash Flow (as defined by the Partnership Agreement) excludes the effects of depreciation and amortization expense. Accordingly, the decrease in Cash Flow (as defined by the Partnership Agreement) was due to the same factors previously discussed exclusive of the decrease in depreciation and amortization expense.

The decrease in the Partnership's cash position as of September 30, 1995 when compared to December 31, 1994 was the result of distributions made to Partners and expenditures for capital and tenant improvements and leasing costs exceeding the net cash provided by operating activities. Liquid assets of the Partnership as of September 30, 1995 were comprised of undistributed cash from operating activities retained for working capital purposes.

Net cash provided by operating activities increased $137,600 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994 and continues to be the Partnership's primary source of funds. The increase was primarily due to the timing of the payment of certain Partnership expenses, particularly real estate taxes, and the collection of tenant's rental payments.

The Partnership's use of cash for investing activities was for capital and tenant improvements and leasing costs made at its properties, which increased from $146,100 for the nine months ended September 30, 1994 to $1,106,000, of which $1,031,400 was used at Lakeview primarily for tenant improvements, for the nine months ended September 30, 1995. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. The Partnership has budgeted to spend an approximately $215,000 during the remainder of 1995 including $150,000 and $50,000 at Lakeview and Carrollton, respectively, relating to anticipated capital and tenant improvements and leasing costs. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in a competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the properties for eventual disposition.

Net cash used for financing activities changed from $1,151,500 for the nine months ended September 30, 1994 to $1,337,700 for the nine months ended September 30, 1995. This change was primarily due to an increase in the distributions paid to Partners in 1995.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the nine months ended September 30, 1995, Cash Flow (as defined by the Partnership Agreement) retained to supplement working capital reserves was $686,600.

Distributions to Limited Partners for the quarter ended September 30, 1995 were declared in the amount of $0.59 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance of the availability of cash for distribution to Partners.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits: Financial Data Schedule

        (b) Reports on Form 8-K:

            There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP

                          BY: FIRST CAPITAL FINANCIAL CORPORATION
                              GENERAL PARTNER


Date: November 14, 1995   By: /s/ DOUGLAS CROCKER II
      -----------------       -----------------------------------------
                                  DOUGLAS CROCKER II
                                President and Chief Executive Officer

Date: November 14, 1995   By: /s/ NORMAN M. FIELD
      -----------------       -----------------------------------------
                                  NORMAN M. FIELD
                                Vice President - Finance and Treasurer