Form 10-K
period 1995-12-31
FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP
filed 1996-04-01
CIK 819253

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended              December 31, 1995
                                   ---------------------------------------------

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from                    to
                                        ----------------------------------------

          Commission file number                      0-17610
                                ------------------------------------------------

             FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Illinois                                                         36-3525946
- -------------------------------                                ------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer Identification No.)
incorporation or organization)

Two North Riverside Plaza, Suite 950, Chicago, Illinois                     60606-2607
- -------------------------------------------------------        ------------------------------------
       (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code                        (312) 207-0020
                                                               ------------------------------------

Securities registered pursuant to Section 12(b) of the Act:                    NONE
                                                               ------------------------------------

Securities registered pursuant to Section 12(g) of the Act:     Limited Partnership Assignee Units
                                                               ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                        ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated August 1, 1988, included in the Registrant's Registration Statement on Form S-11 (Registration No. 33-15999), is incorporated herein by reference in Part IV of this report.

EXHIBIT INDEX - PAGE A-1
- ------------------------

                                    PART I

ITEM 1.  BUSINESS
- -------  --------

The registrant, First Capital Insured Real Estate Limited Partnership (the "Partnership"), is a limited partnership organized in 1987 under the Revised Uniform Limited Partnership Act of the State of Illinois. The Partnership sold $68,819,400 in Limited Partnership Assignee Units (the "Units") to the public from August 1988 to July 1990, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 33-15999). In May 1991, the Partnership returned $28,821,600 to the Limited Partners, or $41.88 per Unit, representing a return of a portion of the Net Proceeds of the Offering as a result of the Partnership not having acquired properties where the purchase price equaled the total equity raised within the period required by the Policy. Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest, on an all cash basis, primarily in a diversified portfolio of institutional quality, existing, income-producing real estate, such as shopping centers, office buildings, apartments, warehouses or any one or more of these categories. From November 1988 through December 1991, the Partnership made two real property investments and purchased a 50% interest in a joint venture which was formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. The Partnership's joint venture is operated under the common control of First Capital Financial Corporation (the "General Partner").

Property management services for the Partnership's real estate investments are provided by Affiliates of the General Partner for fees calculated as a percentage of gross rents received from the properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

As of March 1, 1996, there were ten employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)
- -------  -----------------

As of December 31, 1995, the Partnership owned, directly or through a joint venture, the following three property interests, all of which were owned in fee simple.

                                                                        Net Leasable      Number of        Number of
     Property Name                                Location              Sq. Footage         Units         Tenants (c)
- -------------------------                  -----------------------      ------------      ---------       -----------
Shopping Center:
- ----------------
Carrollton Crossroads (d)                  Carrollton, Georgia            303,806            N/A             26 (3)

Office Building:
- ----------------
Lakeview Office Park,
  Buildings II and III                     Indianapolis, Indiana          161,500            N/A             48 (1)

Apartment Complex:
- ------------------
Telegraph Hill
  Apartments                               Albuquerque, New Mexico            N/A            200            178

- --------------------------------------

         (a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7.

         (b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives of 40 years utilizing the straight-line method. The Partnership's portion of real estate taxes for Carrollton Crossroads Shopping Center ("Carrollton"), Lakeview Office Park, Buildings II and III ("Lakeview") and Telegraph Hill Apartments ("Telegraph") was $105,000, $241,500 and $64,300, respectively, for the year ended December 31, 1995. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

         (c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

         (d) The Partnership owns a 50% joint venture interest in this property.

         N/A - Not applicable.

The following table presents each of the Partnership's properties' occupancy rates as of December 31 for each of the last five years:



Property Name           1995       1994       1993       1992       1991
- -------------          -------    -------    -------    -------    ------
Carrollton               99%        99%        99%        99%       98%

Lakeview                 91%        93%        96%        97%       97%

Telegraph                87%        98%        98%        93%       94%

The amounts in the following table represent each of the Partnership's properties' average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:


Property Name           1995       1994       1993       1992       1991
- -------------          -------    -------    -------    -------    ------
Carrollton               $6.31      $6.30      $5.94      $5.73     $5.77

Lakeview                $14.11     $13.11     $13.35     $13.37    $12.83

Telegraph (a)          $620.82    $583.33    $523.88    $465.12       N/A

         (a)  Average monthly rental rate per unit.

         N/A - Not applicable as the property was acquired December 20, 1991.

- -------------------------------

The following table summarizes the principal provisions of the leases for each of the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties, except Telegraph, which has no such tenants:

                                 Partnership's Share of per                      Percentage
                                  Annum Base Rents (a) for                         of Net     Renewal
                                 ---------------------------                      Leasable    Options
                                                Final Twelve     Expiration        Square    (Renewal
                                                 Months of        Date of         Footage    Options /
                                   1996            Lease           Lease          Occupied    Years)
                                 --------       ------------     ----------      ----------  ---------
Carrollton
- ----------
Wal-Mart
  (department store)             $306,500        $306,500        9/30/2007        41%        6 / 5
Kroger
  (grocery store)                $159,000        $159,000        12/9/2007        16%        5 / 5
JC Penney
  (department store)             $ 63,400        $ 63,400        2/28/2008        11%        4 / 5

Lakeview
- --------
National Corporation (b)
  (insurance underwriter)        $228,400           (b)          4/30/1996        20%        None

         (a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1996 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

         (b) Per annum base rents for 1996 are for the period January 1, 1996 through April 30, 1996 (the expiration date of the lease).

The amounts in the following table represent the Partnership's portion of leases in the year of expiration (assuming no lease renewals) through the year ended December 31, 2005. Leases in effect at Telegraph have terms of one year or less and have been excluded from the table.

                   Number                          Base Rents
                    of                             in Year of       % of Total
    Year          Tenants         Square Feet    Expiration (a)   Base Rents (b)
    ----          -------         -----------    --------------   --------------
    1996             19             64,508          $367,900          13.78%
    1997             10(c)          14,138          $140,400           6.18%
    1998             17             39,022          $183,300           9.46%
    1999              7             14,689          $ 61,500           3.72%
    2000             10             54,105          $107,000           8.12%
    2001              2             14,703          $109,800          10.10%
    2002              1              2,363          $  3,600           0.38%
    2003              1              4,185          $ 13,300           1.39%
    2004           None               None              None            None
    2005              4             23,346          $193,400          26.78%

- -------  ----------------------

         (a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

         (b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1995.

         (c) Two of these leases are ground leases.

ITEM 3.  LEGAL PROCEEDINGS
- -------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1995. Ordinary routine litigation incidental to the business which is not deemed material was maintained during the quarter ended December 31, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------

(a,b,c & d) None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
- -------  ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1996, there were 4,721 Holders of Units.

ITEM 6.  SELECTED FINANCIAL DATA
- -------  -----------------------

                                                                  For the Years Ended December 31,
                                              -----------------------------------------------------------------------
                                                 1995           1994           1993           1992           1991
                                              -----------    -----------    -----------    -----------    -----------
Total revenues                                $ 4,948,100    $ 4,751,900    $ 4,652,900    $ 4,398,200    $ 4,345,500

Net income (loss)                             $   525,600    $(2,342,800)   $ 1,564,500    $ 1,571,800    $ 2,102,000

Net income (loss) allocated to
  Limited Partners                            $   520,300    $(2,319,400)   $ 1,548,900    $ 1,556,100    $ 2,081,000

Net income (loss) allocated to Limited
  Partners per Unit (688,194 Units issued
  and outstanding)                            $      0.76    $     (3.37)   $      2.25    $      2.26    $      3.02

Total assets                                  $27,825,700    $29,056,800    $33,120,400    $32,738,800    $33,766,200

Distributions to Limited Partners
  per Unit (688,194 Units issued and
  outstanding) (a)                            $      2.36    $      2.36    $      1.32    $      2.92    $     44.52

Return of capital to Limited Partners
  per Unit (688,194 Units issued and
  outstanding) (b)                            $      1.60    $      2.36           None    $      0.66    $     41.50

Other data:
- -----------
Investment in commercial rental
  properties (net of accumulated
  depreciation and amortization)              $22,973,900    $23,894,600    $28,677,400    $27,881,100    $27,842,700

Number of real property interests
  owned at December 31                                  3              3              3              3              3

- -------  -----------------------------------

         (a) Distributions to Limited Partners per Unit for the year ended December 31, 1991 included a return of a portion of the Net Proceeds of the Offering of $41.88.

         (c) For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income for each respective year or; total distributions, if any, in years when the Partnership incurs a net loss. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                                                  For the Years Ended December 31,
                                              ------------------------------------------------------------------------
                                                 1995           1994           1993           1992            1991
                                              -----------    -----------    -----------    -----------    ------------
Cash Flow (as defined in the
  Partnership Agreement) (a)                  $ 2,672,800    $ 2,535,900    $ 2,146,700    $ 1,820,200    $  2,419,300

Items of reconciliation:

  Premium amortization                                                          296,500        502,400         312,100

  Portfolio Management Fee                        180,500        180,500        100,900        223,300         201,900

  Professional fees paid from Offering
    proceeds                                                                                                   (47,200)

  Changes in current assets and liabilities:

    (Increase) decrease in current assets         (39,000)        19,700         68,500         42,800         106,900

    Increase (decrease) in current
      liabilities                                  35,500       (119,600)       108,500          7,300         128,000
                                              -----------    -----------    -----------    -----------    ------------
Net cash provided by operating activities     $ 2,849,800    $ 2,616,500    $ 2,721,100    $ 2,596,000    $  3,121,000
                                              ===========    ===========    ===========    ===========    ============
Net cash (used for) investing activities      $(1,233,800)   $  (201,700)   $(1,734,100)   $(1,409,800)   $ (6,418,500)
                                              ===========    ===========    ===========    ===========    ============
Net cash (used for) financing activities      $(1,792,200)   $(1,601,200)   $(1,291,400)   $(2,070,500)   $(31,557,500)
                                              ===========    ===========    ===========    ===========    ============

- -------  -----------------------------------

         (a) Cash Flow is defined in the Partnership Agreement as Partnership cash revenues earned from operations (excluding tenant deposits, proceeds from the Policy after payment of outstanding obligations of the Partnership, and proceeds from Major Capital Events), minus all cash expenses incurred (including Operating Expenses, payments of Policy premiums and any loans and debt service related thereto, payments of the Portfolio Management Fee and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except capital expenditures and lease acquisition expenditures.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-7 in this report and the supplemental schedule on pages A-8 and A-9.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ordinary business of the Partnership is expected to pass through its life cycle in three phases: (i) the Offering of Units and Investment in Properties;
(ii) the operation of properties and (iii) the sale of properties.

The Partnership commenced the Offering of Units on August 1, 1988 and began operations on October 17, 1988, after achieving the required minimum subscription level. On July 31, 1990, the Offering was Terminated upon the sale of 688,194 Units. In May 1991, the Partnership returned $28,821,600 to the Limited Partners, or $41.88 per Unit, representing a return of a portion of the Net Proceeds of the Offering as a result of the Partnership not having acquired properties where the purchase price equaled the total equity raised within the period required by the Policy. From November 1988 through December 1991, the Partnership made two real property investments and purchased a 50% interest in a joint venture which was formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property.

The estimated fair market value of Lakeview Office Park, Building II and III ("Lakeview"), which accounted for 45% of the Partnership's total rental revenues for the year ended December 31, 1995, has been adversely affected by uncertainty surrounding the health care industry. As of December 31, 1995, 62% of Lakeview's leasable square footage is leased to tenants in the health care industry. In addition, the largest tenant at Lakeview, which occupies 20% of the property's leasable square footage, is vacating the property on April 30, 1996. A replacement tenant has been secured at a per square foot rate which is considerably less than the former tenant. The Partnership will incur substantial costs associated with this tenant, such as improvements to their space, moving allowance and a leasing commission. The Partnership anticipates that continued concessions to new and renewing tenants may be necessary as leases expire.

The General Partner has historically reviewed significant factors regarding the Partnership's properties to determine that the properties are carried at lower of cost or market, and where appropriate has made value impairment adjustments. These factors include, but are not limited to: 1) recent and/or budgeted operating performance; 2) research of market conditions; 3) economic trends affecting major tenants; 4) economic factors related to the region where the properties are located and 5) when available, recent property appraisals. As a result of the current year review, the Partnership has recorded a (loss) from a provision for value impairment of $(1,300,000) for the year ended December 31, 1995, relating to Lakeview. For more details related to this provision, see
Note 6 of Notes to Financial Statements. The General Partner will continue to evaluate real estate market conditions affecting each of the Partnership's properties, in its efforts to maximize the realization of proceeds on their eventual disposition. The recording of the provision for value impairment does not impact cash flows as defined by GAAP or Cash Flow (as defined in the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1995, 1994 and 1993. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                          Comparative Operating Results
                                       (a)
                         For the Years Ended December 31,
                         --------------------------------
                            1995       1994       1993
- ---------------------------------------------------------
LAKEVIEW OFFICE PARK, BUILDINGS II & III
Rental revenues          $2,100,000 $2,117,700 $2,288,000
- ---------------------------------------------------------
Property net income (b)  $  630,400 $  524,400 $  738,200
- ---------------------------------------------------------
Average occupancy               86%        90%        97%
- ---------------------------------------------------------
TELEGRAPH HILL APARTMENTS
Rental revenues          $1,402,100 $1,390,700 $1,253,300
- ---------------------------------------------------------
Property net income      $  671,700 $  692,300 $  597,100
- ---------------------------------------------------------
Average occupancy               91%        96%        96%
- ---------------------------------------------------------
CARROLLTON CROSSROADS SHOPPING CENTER
Rental revenues          $1,164,300 $1,094,800 $1,017,200
- ---------------------------------------------------------
Property net income      $  627,200 $  549,000 $  463,400
- ---------------------------------------------------------
Average occupancy               98%        99%        99%
- ---------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income and general and administrative expenses.
(b) Property net income excludes provisions for value impairment of $1,300,000 and $4,000,000, which were included in the Statements of Income and Expenses for the years ended December 31, 1995 and 1994, respectively (see
    Note 6 of Notes to Financial Statements for additional information).

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Net income (loss) for the Partnership for the year ended December 31, 1995 increased by $2,868,400 when compared to the year ended December 31, 1994. During the years ended December 31, 1995 and 1994, the Partnership reported (losses) from provisions for value impairment on Lakeview of $(1,300,000) and $(4,000,000), respectively. For further information, see table above and the notes thereto as well as Note 6 of Notes to Financial Statements.

Net income, exclusive of the provisions for value impairment, for the Partnership for the year ended December 31, 1995 increased by $168,400 when compared to the year ended December 31, 1994. This increase was due to increases of $106,000 and $78,200 in operating results at Lakeview and Carrollton Crossroads Shopping Center ("Carrollton"), respectively, as well as an increase of $71,900 in interest income earned on short-term investments due to an increase in the average interest rate earned on these investments. Partially offsetting the increase was an increase of $21,400 in general and administrative expenses due to higher appraisal fees, printing and mailing expenses and professional service fees, partially offset by lower data processing costs, as well as a decrease of $20,600 in operating results at Telegraph Hill Apartments ("Telegraph").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
Rental revenues increased $124,300, or 3%, for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary factors which contributed to the increase were: 1) the write-off in 1994 of prior year rents charged and subsequently credited to a tenant upon extension of its lease at Lakeview; 2) an increase starting July 1, 1995 in the base rental rate charged to the major tenant at Lakeview to an above market rate to allow the major tenant to stay in the building for an additional ten months before relocating out of the building to a space presently under construction; 3) an increase of $75,500 in percentage rental income at Carrollton resulting from higher tenant sales which determine the amount of percentage rents to be paid to the Partnership and 4) an increase in the average monthly rental rate per unit at Telegraph. Partially offsetting the increase in rental revenues were decreases in tenant expense reimbursements of $106,700 at Lakeview, primarily due to the use of new base years in tenant lease renewals during 1994 and 1995, and $13,800 at Carrollton as a result of an underestimate of 1993 reimbursements which were billed and received in 1994.

Depreciation and amortization expense decreased $31,500 for the year ended December 31, 1995 when compared to the year ended December 31, 1994, primarily as a result of the provision for value impairment recorded in December 1994 for Lakeview, partially offset by an increase in amortization of the Partnership's Premium.

Insurance expense decreased $17,900 for the year ended December 31, 1995, when compared to the prior year. The decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years.

Property operating expenses decreased $5,300 for the years under comparison. The decrease was primarily due to lower property management and leasing fees (resulting from lower rental revenues) at Lakeview, partially offset by an increase in professional service fees at Lakeview and higher utility costs at Telegraph.

Repairs and maintenance expense for the years under comparison increased $54,100 primarily due to an increase in professional fees at Lakeview associated with space planning for potential new and renewing tenants and an increase in maintenance salaries at Telegraph, primarily as a result of additional personnel.

Real estate tax expense increased $7,000 for the year ended December 31, 1995 when compared to the year ended December 31, 1994 primarily due to an increase at Carrollton as a result of an underestimate of 1994 taxes which were paid in 1995.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1994 TO THE YEAR ENDED DECEMBER 31,
1993
Net (loss) for the Partnership for the year ended December 31, 1994 was $(2,342,800) when compared to net income of $1,564,500 for the year ended December 31, 1993. This reduction of $3,907,300 was primarily due to the Partnership's provision for value impairment of $4,000,000 for Lakeview during 1994 (see discussion above).

Net income for the Partnership, exclusive of the provision for value impairment, for the year ended December 31, 1994 increased by $92,700 when compared to the year ended December 31, 1993. The increase in net income for the years under comparison was primarily due to: 1) increases of $95,200 and $85,600 in operating results at Telegraph and Carrollton, respectively; 2) lower general and administrative expenses of $76,000 primarily due to 1993 charges for Indiana state and county income and sales taxes relating to the tax years 1989, 1990, and 1992, and a decrease in professional service fees and printing and mailing costs and 3) increased interest income earned on short-term investments of $54,300 primarily due to an increase in the average interest rate earned on these investments as well as an increase in the funds available for investment. Partially offsetting the increase was lower operating results of $213,800 at Lakeview.

Rental revenues increased $44,700, or 1%, for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The primary factors which contributed to the increase were: 1) increases in the average monthly rental rate per unit at Telegraph and the average base rental rate at Carrollton; 2) the expansion at Carrollton of a major tenant's leasable square footage in May 1993 from 87,092 square feet to 124,128 square feet, which represented a 14% increase in the total leasable square footage of Carrollton and 3) increases in tenant expense reimbursements of $18,200 at Lakeview and $16,900 at Carrollton. Partially offsetting the increase was a decrease in rental revenue at Lakeview as a result of a decrease in the average annual occupancy rate at Lakeview as well as the 1994 write-off of prior year rents charged and subsequently credited to a tenant as a result of negotiations regarding the renewal and extension of the tenant's lease and the expansion of the leasable square footage the tenant will occupy in 1995. Due to soft market conditions, lack of larger tenants and increased competition by neighboring buildings for medical leases, rental rates and occupancy levels at Lakeview have declined. Also, due to the uncertainty surrounding health care reform, several of the medical-related tenants at Lakeview are trying to consolidate and form large health provider groups. In addition, several tenants vacated to purchase or build their own buildings.

Repairs and maintenance expense for the years under comparison decreased $41,100 primarily due to: 1) the absence of the expenditures for the extensive parking lot repairs at Carrollton in 1993; 2) a decrease in property maintenance salaries and expenses at Telegraph and 3) a decrease in professional fees at Lakeview associated with space planning for potential new and renewing tenants.

Real estate tax expense decreased $12,500 between the years under comparison primarily due to a decrease at Carrollton as a result of an underestimate of prior year real estate taxes which were paid in 1993.

Property operating expenses increased $51,400 for the years under comparison. The increase was due to increases in professional service fees at Lakeview and property management and leasing fees (resulting from an increase in rental revenues) at Telegraph.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area; and 6) providing

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) rental concessions or competitively pricing rental rates depending on market conditions.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenants lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: 1) annual rent increases based on the Consumer Price Index or graduated rental increases; 2) percentage rents at its shopping center, for which the Partnership receives as additional rent a percentage of tenants' sales over predetermined breakeven amounts and 3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by GAAP since certain items are treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flow as defined by GAAP. The table in Item 6. Selected Financial Data of this report includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

Cash Flow (as defined in the Partnership Agreement) increased $136,900 for the year ended December 31, 1995 when compared to the year ended December 31, 1994 due to the increase in net income, as previously discussed, exclusive of depreciation and amortization expense as well as the provisions for value impairment.

The decrease in the Partnership's cash position as of December 31, 1995 when compared to December 31, 1994 was the result of distributions made to Partners and expenditures for capital and tenant improvements and leasing costs exceeding the net cash provided by operating activities. Liquid assets of the Partnership as of December 31, 1995 were comprised of undistributed cash from operating activities retained for working capital purposes.

Net cash provided by operating activities increased $233,300 for the year ended December 31, 1995 when compared to the year ended December 31, 1994 and continues to be the Partnership's primary source of funds. The increase was due to increases in the net cash provided by operating activities from Carrollton and Telegraph as well as the increase in interest income and lower general and administrative expenses, as previously discussed, partially offset by reduced net cash provided by operating activities from Lakeview.

The Partnership's (use of) cash for investing activities was for capital and tenant improvements and leasing costs made at its properties, which increased from $(201,700) for the year ended December 31, 1994 to $(1,233,800), of which $1,126,400 was used at Lakeview primarily for tenant improvements, for the year ended December 31, 1995. The Partnership maintains working capital reserves to pay for capital expenditures, such as building and tenant improvements and leasing costs. The Partnership has budgeted to spend approximately $1,325,000 during the year ending December 31, 1996. This budgeted amount relates to anticipated capital and tenant improvements and leasing costs of approximately:
1) $1,150,000 at Lakeview; 2) $100,000 at Telegraph and 3) $75,000 at
Carrollton. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the properties for eventual disposition.

Net cash (used for) financing activities changed from $(1,601,200) for the year ended December 31, 1994 to $(1,792,200) for the year ended December 31, 1995. This change was primarily due to an increase in the distributions paid to Partners in 1995.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the year ended December 31, 1995, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves was $1,048,700.

Distributions to Limited Partners for the quarter ended December 31, 1995 were declared in the amount of $0.59 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- -------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------- --------------------------------------------------

(a) DIRECTORS
    ---------

    The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March
    29, 1996, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1996.

       Name                                              Office
       ----                                              ------
    Samuel Zell . . . . . . . . . . . . . . . . . .  Chairman of the Board
    Douglas Crocker II. . . . . . . . . . . . . . .  Director
    Sheli Z. Rosenberg. . . . . . . . . . . . . . .  Director
    Sanford Shkolnik. . . . . . . . . . . . . . . .  Director

    Samuel Zell, 54, has been a Director of the General Partner since
    1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Great American Management and Investment, Inc. ("Great American"). Mr. Zell is also Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc. ("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Anixter International Inc., Falcon Building Products, Inc. and American Classic Voyages Co. He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a Director of Quality Food Centers, Inc. and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Manufactured Home Communities, Inc. and Co-Chairman of the Board of Revco D.S., Inc. Mr. Zell was President of Madison Management Group, Inc. ("Madison") prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

    Douglas Crocker II, 55, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General
    Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

    Sheli Z. Rosenberg, 54, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive
    Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American since June 1984 and is a Director of various subsidiaries of Great American. She is also a Director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Falcon Building Products, Inc., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation and CFI Industries, Inc. She was Chairman of the Board from January 1994 to September 1994; Co-Chairman of the Board from September 1994 until March 1995 of CFI Industries, Inc. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. Ms. Rosenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy

- -------- --------------------------------------------------------------

(a) DIRECTORS - (continued)
    -----------------------

    laws on November 8, 1991. She has been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

    Sanford Shkolnik, 57, has been a Director of the General Partner since December 1985. Mr. Shkolnik has been Executive Vice President of EFMC since 1976. He is Chairman of the Board and Chief Executive Officer of SC Management, Inc., which is general partner of Equity Properties and Development Limited Partnership, a nationally ranked shopping center management company.

(b,c & e) EXECUTIVE OFFICERS
          ------------------

    The Partnership does not have any executive officers. The executive officers of the General Partner as of March 29, 1996 are shown in the table.
    All officers are elected to serve for one year or until their successors are elected and qualified.

       Name                                       Office
       ----                                       ------
     Douglas Crocker II.................. President and Chief Executive Officer
     Arthur A. Greenberg................. Senior Vice President
     Norman M. Field..................... Vice President - Finance and Treasurer

    PRESIDENT AND CEO - See Table of Directors above.

    Arthur A. Greenberg, 55, has been Senior Vice President of the
    General Partner since August 1986. Mr. Greenberg was Executive Vice President and Chief Financial Officer of Great American from December 1986 to March 1995. Mr. Greenberg also is an Executive Vice President of EFMC since 1971, and President of Greenberg & Pociask, Ltd. He is Senior Vice President since 1989 and Treasurer since 1990 of Capsure Holdings Corp. Mr. Greenberg is a Director of American Classic Voyages Co. and Chairman of the Board of Firstate Financial A Savings Bank. Mr. Greenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

    Norman M. Field, 47, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice
    President and Treasurer of Great American from July 1983 until March 1995. Mr. Field has been Treasurer of Benefit Administrators since July 22, 1987. He also served as Vice President of Madison until October 4, 1991. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d) FAMILY RELATIONSHIPS

    There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

    With the exception of the bankruptcy matters disclosed under Items 10 (a),
    (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION
- -------- ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1995. However, the General Partner and its Affiliates do compensate directors and officers of the General Partner. For additional information see
Item 13 (a) Certain Relationships and Related Transactions.

(e)  None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------- --------------------------------------------------------------

(a) As of March 1, 1996, the following Limited Partner was known by the Partnership to own beneficially more than 5% of the Partnership's 688,194 Units outstanding:

                                        Name and Address                    Amounts and Nature of                 Percent
Title of Class                          of Beneficial Owner                 Beneficial Ownership                  of Class
- --------------------------------        -----------------------------       --------------------------------      --------------
Limited                                 County Employees and Officers       $5,376,300 (53,763 Units)                      7.81%
Partnership                             Annuity and Benefit Fund of         Direct Ownership
Units                                   Cook County, 118 North Clark
                                        Street, Room 1072, Chicago,
                                        Illinois  60602

(b) The Partnership has no directors or executive officers. As of March 1, 1996, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c) None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------- ----------------------------------------------

(a) Certain Affiliates of the General Partner provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services with respect to residential real property investments may not exceed the lesser of: (i) the compensation customarily charged in arm's-length transactions in the same geographic location and for a comparable property or (ii) 5% of the gross receipts from the property being managed. Compensation for property management services with respect to commercial real property investments may not exceed the lesser of: (i) the compensation customarily charged in arm's-length transactions in the same geographic area and for a comparable property; (ii) 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing and leasing related services, or (iii) 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing and leasing related services. For the year ended December 31, 1995, these Affiliates were entitled to supervisory and property management and leasing fees of $275,200. In addition, other Affiliates of the General Partner were entitled to receive $86,400 for fees and reimbursements from the Partnership for insurance, personnel services and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 1995, total fees and reimbursements of $16,500 were due to Affiliates.

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner is entitled to receive subsequent to July 31, 1990, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, with respect to such fiscal

- -------- ----------------------------------------------------------

year. The Portfolio Management Fee is an amount equal to the lesser of (i)
0.00625 of the gross value of the Partnership's assets plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.00625 of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate distributable Cash Flow (as defined in the Partnership Agreement) (computed prior to deduction for Portfolio Management Fees) for such fiscal year. For the year ended December 31, 1995, the General Partner was entitled to and paid a Portfolio Management Fee of $180,500.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated (prior to giving effect to any distributions of Sale Proceeds from said Major Capital Event): first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated (prior to giving effect to any distribution of Sale Proceeds from said Major Capital Event): first, Net Profits in the amount of the Minimum Gain attributable to the property that is the subject of such Major Capital Event are allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of the amounts, if any, of Sale Proceeds to be distributed to the General Partner or each such Limited Partner with respect to such Major Capital Event pursuant to the Partnership Agreement; and third, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Notwithstanding the foregoing, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1995, the General Partner was allocated Net Profits of $5,300, which included a (loss) from a provision for value impairment of $(13,000).

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and a director of the General Partner since December 1983, is a Principal of Rosenberg. For the year ended December 31, 1995, Rosenberg was entitled to $22,400 for legal fees from the Partnership. As of December 31, 1995, all fees due to Rosenberg have been paid. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- -------- -----------------------------------------------------------------

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1995.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          FIRST CAPITAL INSURED REAL ESTATE
                          LIMITED PARTNERSHIP

                          BY: FIRST CAPITAL FINANCIAL CORPORATION
                              GENERAL PARTNER


Dated: March 29, 1996     By: /s/ DOUGLAS CROCKER II
      -----------------      -----------------------------------------
                                  DOUGLAS CROCKER II
                               President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    /s/ SAMUEL  ZELL              March 29, 1996    Chairman of the Board
- ----------------------------      --------------    and Director of the
        SAMUEL  ZELL                                General Partner


    /s/ DOUGLAS CROCKER II        March 29, 1996    President, Chief Executive
- ----------------------------      --------------    Officer and Director of the
        DOUGLAS CROCKER II                          General Partner


    /s/ SHELI Z. ROSENBERG        March 29, 1996    Director of the General
- ----------------------------      --------------    Partner
        SHELI Z. ROSENBERG


    /s/ SANFORD  SHKOLNIK         March 29, 1996    Director of the General
- ----------------------------      --------------    Partner
        SANFORD  SHKOLNIK


    /s/ NORMAN M. FIELD           March 29, 1996    Vice President - Finance
- ----------------------------      --------------    and Treasurer
        NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT


                                                             Pages
                                                         -------------

Report of Independent Auditors                               A - 2

Balance Sheets at December 31, 1995 and 1994                 A - 3

Statements of Partners' Capital for the Years
  Ended December 31, 1995, 1994, and 1993                    A - 3

Statements of Income and Expenses for the Years
  Ended December 31, 1995, 1994, and 1993                    A - 4

Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994, and 1993                          A - 4

Notes to Financial Statements                            A - 5 to A - 7


                     SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation
      as of December 31, 1995                            A - 8 to A - 9


All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

                     EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-35 of the Partnership's definitive Prospectus dated August 1, 1988, included in the Partnership's Registration Statement on Form S-11 (Registration No. 33-15999), filed pursuant to Rule 424(b), is incorporated herein by reference.

EXHIBIT (13) Annual Report to Security Holders
- ------------

The 1994 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) Financial Data Schedule
- ------------

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Insured Real Estate Limited Partnership
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Insured Real Estate Limited Partnership as of December 31, 1995 and 1994, and the related statements of income and expenses, Partners' Capital and cash flows for each of the three years in the period ended December 31, 1995, and the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Insured Real Estate Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                        Ernst & Young LLP


Chicago, Illinois
March 1, 1996

BALANCE SHEETS
December 31, 1995 and 1994
(All dollars rounded to nearest 00s)

                                                    1995         1994
- --------------------------------------------------------------------------
ASSETS
Investment in commercial and residential rental
 properties:
 Land                                            $ 3,369,700  $ 3,869,700
 Buildings and improvements                       24,963,900   24,530,100
- --------------------------------------------------------------------------
                                                  28,333,600   28,399,800
 Accumulated depreciation and amortization        (5,359,700)  (4,505,200)
- --------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   22,973,900   23,894,600
Cash and cash equivalents                          3,829,000    4,005,200
Rents receivable                                     124,100      101,200
Deferred insurance premium (net of accumulated
 amortization of $776,200 and $603,000,
 respectively)                                       880,600    1,053,800
Other assets                                          18,100        2,000
- --------------------------------------------------------------------------
                                                 $27,825,700  $29,056,800
- --------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   415,800  $   403,100
 Due to Affiliates                                    16,500       43,300
 Security deposits                                    93,300       80,900
 Distributions payable                               451,100      451,100
 Other liabilities                                    73,100       23,500
- --------------------------------------------------------------------------
                                                   1,049,800    1,001,900
- --------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                    (958,400)    (783,200)
 Limited Partners (688,194 Units issued and
  outstanding)                                    27,734,300   28,838,100
- --------------------------------------------------------------------------
                                                  26,775,900   28,054,900
- --------------------------------------------------------------------------
                                                 $27,825,700  $29,056,800
- --------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1993                           $(494,000) $32,141,200  $31,647,200
Net income for the year ended December
 31, 1993                                     15,600    1,548,900    1,564,500
Distributions for the year ended December
 31, 1993                                   (100,900)    (908,500)  (1,009,400)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1993                                       (579,300)  32,781,600   32,202,300
Net (loss) for the year ended December
 31, 1994                                    (23,400)  (2,319,400)  (2,342,800)
Distributions for the year ended December
 31, 1994                                   (180,500)  (1,624,100)  (1,804,600)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1994                                       (783,200)  28,838,100   28,054,900
Net income for the year ended December
 31, 1995                                      5,300      520,300      525,600
Distributions for the year ended December
 31, 1995                                   (180,500)  (1,624,100)  (1,804,600)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1995                                      $(958,400) $27,734,300  $26,775,900
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s except per Unit amounts)

                                             1995       1994         1993
- ----------------------------------------------------------------------------
Income:
 Rental                                   $4,727,500 $ 4,603,200  $4,558,500
 Interest                                    220,600     148,700      94,400
- ----------------------------------------------------------------------------
                                           4,948,100   4,751,900   4,652,900
- ----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization             1,027,700   1,059,200     979,600
 Property operating:
  Affiliates                                 276,600     297,400     290,500
  Nonaffiliates                              589,600     574,100     529,600
 Real estate taxes                           410,700     403,700     416,200
 Insurance--Affiliate                         49,100      67,000      62,100
 Repairs and maintenance                     581,200     527,100     568,200
 General and administrative:
  Affiliates                                  40,800      33,800      26,400
  Nonaffiliates                              146,800     132,400     215,800
 Provision for value impairment            1,300,000   4,000,000
- ----------------------------------------------------------------------------
                                           4,422,500   7,094,700   3,088,400
- ----------------------------------------------------------------------------
Net income (loss)                         $  525,600 $(2,342,800) $1,564,500
- ----------------------------------------------------------------------------
Net income (loss) allocated to General
 Partner                                  $    5,300 $   (23,400) $   15,600
- ----------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners                                 $  520,300 $(2,319,400) $1,548,900
- ----------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit (688,194 Units issued
 and outstanding)                         $     0.76 $     (3.37) $     2.25
- ----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                               1995         1994         1993
- ----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                          $   525,600  $(2,342,800) $ 1,564,500
 Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
  Depreciation and amortization               1,027,700    1,059,200      979,600
  Provision for value impairment              1,300,000    4,000,000
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable      (22,900)      18,200       57,500
   (Increase) decrease in other assets          (16,100)       1,500       11,000
   Increase (decrease) in accounts payable
    and accrued expenses                         12,700     (125,800)      96,200
   (Decrease) increase in due to
    Affiliates                                  (26,800)      10,500        3,100
   Increase (decrease) in other
    liabilities                                  49,600       (4,300)       9,200
- ----------------------------------------------------------------------------------
    Net cash provided by operating
     activities                               2,849,800    2,616,500    2,721,100
- ----------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant
  improvements                               (1,233,800)    (201,700)  (1,734,100)
- ----------------------------------------------------------------------------------
    Net cash (used for) investing
     activities                              (1,233,800)    (201,700)  (1,734,100)
- ----------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners              (1,804,600)  (1,605,800)  (1,315,300)
 Increase in security deposits                   12,400        4,600       23,900
- ----------------------------------------------------------------------------------
    Net cash (used for) financing
     activities                              (1,792,200)  (1,601,200)  (1,291,400)
- ----------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
 equivalents                                   (176,200)     813,600     (304,400)
Cash and cash equivalents at the beginning
 of the year                                  4,005,200    3,191,600    3,496,000
- ----------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                   $ 3,829,000  $ 4,005,200  $ 3,191,600
- ----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

ORGANIZATION:
The Partnership was formed on June 30, 1987, by the filing of a Certificate and Agreement of Limited Partnership with the Recorder of Deeds of Cook County, Illinois, and commenced the Offering of Units on August 1, 1988. The required minimum subscription level was reached, and Partnership operations commenced on September 16, 1988. The Partnership was formed to invest, on an all cash basis, primarily in a diversified portfolio of institutional quality income producing real estate such as shopping centers, office buildings, apartments, warehouses or any one or more of these categories.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2017. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

Preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their individual tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the Limited Partners; therefore, the disclosure of the difference between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial and residential rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

The General Partner periodically reviews significant factors regarding the properties to determine that the properties are carried at the lower of cost or fair market value. These factors include, but are not limited to, the General Partner's experience in the real estate industry, an evaluation of recent operating performance against expected results, economic trends or factors affecting major tenants or the regions in which the properties are located, and where available, information included in recent appraisals of properties.

Based on this analysis, where it is anticipated that the carrying value of an investment property will not be recovered, the General Partner has deemed it appropriate to reduce the basis of the properties for financial reporting purposes to fair market value. Such fair market value is the General Partner's best estimate of the amounts expected to be realized were such properties sold as of the Balance Sheet date, based upon current information available. The ultimate realization may differ from these amounts. Provisions, where applicable, are reflected in the accompanying Statements of Income and Expenses in the year such evaluations have been made. For additional information see
Note 6.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1995 and 1994.

Deferred insurance premiums paid on the Continental Casualty Company (CNA) insurance policy are amortized on the straight-line method over a ten-year period ending in the year 2001.

Certain reclassifications have been made to the previously reported 1994 and 1993 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income (loss) or Partners' capital (deficit).

2. RELATED PARTY TRANSACTIONS:
In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner is entitled to receive subsequent to July 31, 1990, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, with respect to such fiscal year. The Portfolio Management Fee is an amount equal to the lesser of
(i) 0.625% of the gross value of the Partnership's assets plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.625% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate distributable Cash Flow (as defined in the Partnership Agreement) (computed prior to deduction for Portfolio Management
Fees) for such fiscal year. For the years ended December 31, 1995, 1994 and 1993, the General Partner was entitled to and paid a Portfolio Management Fee of $180,500, $180,500 and $100,900, respectively.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated (prior to giving effect to any distributions of Sale Proceeds from said Major Capital Event): first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated (prior to giving effect to any distribution of Sale Proceeds from said Major Capital Event): first, Net Profits in the amount of the Minimum Gain attributable to the property that is the subject of such Major Capital Event are allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of the amounts, if any, of Sale Proceeds to be distributed to the General Partner or each such Limited Partner with respect to such Major Capital Event pursuant to the Partnership Agreement; and third, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Notwithstanding the foregoing, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1995, the General Partner was allocated Net Profits of $5,300, which included a (loss) from a provision for value impairment of $(13,000). For the year ended December 31, 1994, the General Partner was allocated Net (Losses) of $(23,400), which included a (loss) from a provision for value impairment of $(40,000). For the year ended December 31, 1993, the General Partner was allocated Net Profits of $15,600.

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                  For the Years Ended December 31, 1995
                            --------------------------------------------------
                                  1995             1994             1993
                            ---------------- ---------------- ----------------
                              Paid   Payable   Paid   Payable   Paid   Payable
- ------------------------------------------------------------------------------
Property management and
 leasing fees               $304,700 $ 9,200 $270,900 $38,700 $272,700 $29,000
Reimbursement of property
 insurance premiums, at
 cost                         49,100    None   64,300    None   60,400    None
Reimbursement of expenses,
 at cost:
 --Accounting                 19,500   5,700   21,000   3,100   17,500   1,900
 --Investor communication     15,000   1,600    9,800   1,500    9,800   1,200
 --Legal                      22,400    None   19,600    None   31,100     700
 --Other                         100    None     None    None     None    None
- ------------------------------------------------------------------------------
                            $410,800 $16,500 $385,600 $43,300 $391,500 $32,800
- ------------------------------------------------------------------------------

On-site property management for the Partnership's properties is provided by Affiliates of the General Partner for fees ranging from 3% to 6% of gross rents received from the properties.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1995 was as follows:

                    1996        $ 2,670,200
                    1997          2,273,000
                    1998          1,937,900
                    1999          1,652,200
                    2000          1,317,700
                    Thereafter    5,636,200
                             --------------
                                $15,487,200
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax expense reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1995, 1994 and 1993 were $79,300, $3,900 and $800, respectively. Leases in effect at Telegraph Hill Apartments have terms of one year or less and have been excluded from the above schedule.

4. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. The net effect of these accounting differences for the year ended December 31, 1995 was that the income for tax reporting purposes was greater than the net income for financial statement purposes by $1,437,600. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1995 was $33,691,100.

5. DEFERRED INSURANCE PREMIUM:

The Partnership has obtained an insurance policy (the "Policy") from CNA which will, in effect, insure that, if all Net Proceeds of the Offering are invested or allocated to investment in properties, the cumulative amount of Insured Cash Available for Distribution from all sources, as determined in accordance with the Policy and related agreements, including the Appraised Values of the properties then owned by the Partnership, will equal at least 100% of an amount equal to the Original Capital Contribution on the tenth anniversary of the day on which the last property is acquired by the Partnership (the Final Acquisition Date). Liability and the amount of payment under the Policy will be subject to certain conditions and limitations. The Policy is intended to cover economic or functional obsolescence of the properties, but does not apply to certain losses, costs, penalties or expenses. Payments of any amounts due under the Policy will be made to the Partnership after the tenth anniversary of the Final Acquisition Date. The premium for the Policy equaled 4.6% of the Original Capital Contribution allocated to properties, payable to CNA as and when each property which is endorsed under the Policy is acquired. The Policy is not a guarantee that Limited Partners will receive distributions equal to 100% of their Original Capital Contributions to the Partnership.

6. PROVISIONS FOR VALUE IMPAIRMENT:

Due to regional factors and other matters relating specifically to the Partnership's office property, there is uncertainty as to the Partnership's ability to recover the net carrying value of Lakeview Office Buildings, II and III ("Lakeview") during its remaining estimated holding period. Accordingly, it was deemed appropriate to reduce the basis of Lakeview by recording (losses) from provisions for value impairment of $(1,300,000) and $(4,000,000) during the years ended December 31, 1995 and 1994, respectively. The provisions for value impairment were considered non-cash events for the purpose of the Statements of Cash Flow and were not utilized in the determination of Cash Flow (as defined in the Partnership Agreement) and were material fourth quarter adjustments pursuant to Accounting Principles Board Opinion No. 28, "Interim Financial Reporting". No other material adjustments were made in the fourth quarters.

Beginning on January 1, 1996 the Partnership will adopt Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard is effective for fiscal years beginning after December 15, 1995. The General Partner believes that, based on the current circumstances, the adoption on January 1, 1996 of the Standard will not materially affect the Partnership's financial position or results of operations.

             FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995



       Column A                  Column C                   Column D                         Column E                    Column F
- -----------------------  -------------------------  ------------------------- ---------------------------------------  ------------
                                Initial cost            Costs capitalized             Gross amount at which
                               to Partnership       subsequent to acquisition       carried at close of period
                         -------------------------  ------------------------- ---------------------------------------
                                       Buildings                                           Buildings                   Accumulated
                                         and         Improve-    Carrying                    and                       Depreciation
      Description           Land      Improvements    ments      Costs (1)      Land      Improvements   Total (2)(3)      (2)
- -----------------------  ----------   ------------  ----------   ---------    ----------  -------------  ------------   ------------
OFFICE BUILDING:
- ----------------
Lakeview Office Park,
  Buildings II and III
  (Indianapolis, IN)(4)   $1,606,800   $13,018,100   $2,344,900   $ 79,000    $1,234,800   $10,514,000   $11,748,800(5)   $3,090,600

SHOPPING CENTER:
- ----------------
Carrollton Crossroads
  Shopping Center
  (Carrollton, GA)
  (50% interest)           1,002,500     7,766,800    1,511,100     76,200     1,002,500     9,354,100    10,356,600       1,619,700

APARTMENT COMPLEX:
- ------------------
Telegraph Hill
  Apartments
  (Albuquerque, NM)        1,132,400     4,599,700      395,400    100,700     1,132,400     5,095,800     6,228,200         649,400
                           ----------   ----------    ---------    -------    ----------   -----------   -----------      ----------
                           $3,741,700  $25,384,600   $4,251,400   $255,900    $3,369,700   $24,963,900   $28,333,600      $5,359,700
                           ==========  ===========   ==========   ========    ==========   ===========   ===========      ==========


     Column A                Column G           Column H                 Column I
- -------------------          ---------          --------               ------------
                                                                         Life on
                                                                          which
                                                                       depreciation
                                                                         in latest
                               Date                                       income
                              of con-             Date                  statements
   Description               struction          Acquired               is computed
- -------------------          ---------          --------               ------------
OFFICE BUILDING:
- ----------------
Lakeview Office Park,
  Buildings II and III                                                     35 (7)
  (Indianapolis, IN)(4)         (6)               5/89                    2-7 (8)

SHOPPING CENTER:
- ----------------
Carrollton Crossroads
  Shopping Center
  (Carrollton, GA)                                                         35 (7)
  (50% interest)               1988              11/88                    3-5 (8)

APARTMENT COMPLEX:
- ------------------
Telegraph Hill
  Apartments                                                               35 (7)
  (Albuquerque, NM)           12/85              12/91                   3-10 (8)

Column B - Not Applicable.

                 See accompanying notes on the following page.

             FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP

                             NOTES TO SCHEDULE III


Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2. The following is a reconciliation of activity in columns E and F:

                         December 31, 1995            December 31, 1994            December 31, 1993
                     --------------------------   --------------------------   --------------------------
                                   Accumulated                  Accumulated                  Accumulated
                        Cost       Depreciation      Cost       Depreciation      Cost       Depreciation
                     -----------   ------------   -----------   ------------   -----------   ------------
Balance at
  beginning of year  $28,399,800    $4,505,200    $32,198,100    $3,520,700    $30,464,000    $2,582,900

Additions during
  period:

Improvements           1,233,800                      201,700                    1,734,100

Provisions for
  depreciation                         854,500                      984,500                      937,800

Deductions during
  period:

Provision for value
  impairment          (1,300,000)                  (4,000,000)
                     -----------    ----------    -----------    ----------    -----------    ----------
Balance at
  end of year        $28,333,600    $5,359,700    $28,399,800    $4,505,200    $32,198,100    $3,520,700
                     ===========    ==========    ===========    ==========    ===========    ==========

Note 3. The aggregate cost for federal income tax purposes as of December 31, 1995 was $33,691,100.

Note 4. Costs capitalized included payments to the seller to satisfy the Partnership's obligation under an earnout agreement.

Note 5. Includes provisions for value impairment. See Note 6 in Notes to Financial Statements for additional information.

Note 6. Lakeview Office Park Building II was completed in 1987; Lakeview Office Park Building III was completed in 1988.

Note 7. Estimated useful life for building.

Note 8. Estimated useful life for improvements.