Form 10-Q
period 1996-03-31
FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP
filed 1996-05-14
CIK 819253

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the period ended          March 31, 1996
                          ------------------------------------------------------

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                      to
                                     --------------------    -------------------

      Commission File Number:                  0-17610
                              --------------------------------------------------


             FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                             36-3525946
- -------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois         60606-2607
- -------------------------------------------------------         ----------
(Address of principal executive offices)                        (Zip Code)

                                (312)  207-0020
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  March 31,
                                                    1996      December 31,
                                                 (Unaudited)      1995
- --------------------------------------------------------------------------
ASSETS
Investment in commercial and residential rental
 properties:
 Land                                            $ 3,369,700  $ 3,369,700
 Buildings and improvements                       25,149,900   24,963,900
- --------------------------------------------------------------------------
                                                  28,519,600   28,333,600
Accumulated depreciation and amortization         (5,626,100)  (5,359,700)
- --------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   22,893,500   22,973,900
Cash and cash equivalents                          4,196,900    3,829,000
Rents receivable                                      23,600      124,100
Deferred insurance premium (net of accumulated
 amortization of $819,500 and $776,200,
 respectively)                                       837,300      880,600
Other assets                                           1,100       18,100
- --------------------------------------------------------------------------
                                                 $27,952,400  $27,825,700
- --------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   599,300  $   415,800
 Due to Affiliates                                    42,700       16,500
 Distributions payable                               451,100      451,100
 Security deposits                                    91,800       93,300
 Other liabilities                                    59,400       73,100
- --------------------------------------------------------------------------
                                                   1,244,300    1,049,800
- --------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                          (999,700)    (958,400)
 Limited Partners (688,194 Units issued and
  outstanding)                                    27,707,800   27,734,300
- --------------------------------------------------------------------------
                                                  26,708,100   26,775,900
- --------------------------------------------------------------------------
                                                 $27,952,400  $27,825,700
- --------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL

For the quarter ended March 31, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1995                                      $(783,200) $28,838,100  $28,054,900
Net income for the year ended
 December 31, 1995                             5,300      520,300      525,600
Distributions for the year ended
 December 31, 1995                          (180,500)  (1,624,100)  (1,804,600)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1995                                       (958,400)  27,734,300   26,775,900
Net income for the quarter ended March
 31, 1996                                      3,800      379,500      383,300
Distributions for the quarter ended
 March 31, 1996                              (45,100)    (406,000)    (451,100)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, March 31,
 1996                                      $(999,700) $27,707,800  $26,708,100
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
- ------------------------------------------------------------------------
Income:
 Rental                                            $1,228,700 $1,100,500
 Interest                                              48,500     55,000
- ------------------------------------------------------------------------
                                                    1,277,200  1,155,500
- ------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        309,700    228,700
 Property operating:
  Affiliates                                           63,700     74,200
  Nonaffiliates                                       176,900    153,700
 Real estate taxes                                    111,700    118,700
 Insurance--Affiliate                                  10,900     14,900
 Repairs and maintenance                              167,100    119,800
 General and administrative:
  Affiliates                                           13,200     10,500
  Nonaffiliates                                        40,700     38,800
- ------------------------------------------------------------------------
                                                      893,900    759,300
- ------------------------------------------------------------------------
Net income                                         $  383,300 $  396,200
- ------------------------------------------------------------------------
Net income allocated to General Partner            $    3,800 $    4,000
- ------------------------------------------------------------------------
Net income allocated to Limited Partners           $  379,500 $  392,200
- ------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (688,194 Units outstanding)                       $     0.55 $     0.57
- ------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1996        1995
- ----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                          $  383,300  $  396,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                         309,700     228,700
  Changes in assets and liabilities:
   Decrease in rents receivable                         100,500      49,800
   Decrease in other assets                              17,000         200
   Increase in accounts payable and accrued expenses    183,500     304,200
   Increase in due to Affiliates                         26,200      20,900
   (Decrease) increase in other liabilities             (13,700)      3,000
- ----------------------------------------------------------------------------
    Net cash provided by operating activities         1,006,500   1,003,000
- ----------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements          (186,000)   (413,300)
- ----------------------------------------------------------------------------
    Net cash (used for) investing activities           (186,000)   (413,300)
- ----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                        (451,100)   (451,100)
 (Decrease) in security deposits                         (1,500)       (600)
- ----------------------------------------------------------------------------
Net cash (used for) financing activities               (452,600)   (451,700)
- ----------------------------------------------------------------------------
Net increase in cash and cash equivalents               367,900     138,000
Cash and cash equivalents at the beginning of the
 period                                               3,829,000   4,005,200
- ----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $4,196,900  $4,143,200
- ----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and is operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the venture's revenues, expenses, assets, liabilities and Partners' capital was included in the financial statements.

Commercial and residential rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying commercial and residential rental properties as held for disposition, no depreciation or amortization of the properties are provided in the Financial Statements. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

Deferred insurance premiums paid on the Continental Casualty Company (CNA) insurance policy are amortized on the straight-line method over a ten-year period ending in the year 2001.

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications had no effect on net income or Partners' capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner is entitled to receive subsequent to July 31, 1990, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, with respect to such fiscal quarter. The Portfolio Management Fee is an amount equal to the lesser of (i) 0.625% of the gross value of the Partnership's assets plus, to the extent the Portfolio Management Fee paid in any prior quarter was less than 0.625% of the gross value of the Partnership's assets in such prior quarter, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal quarter, from an amount equal to 10% of the Partnership's aggregate distributable Cash Flow (as defined in the Partnership Agreement) (computed prior to deduction for Portfolio Management
Fees) for such fiscal quarter. For the quarter ended March 31, 1996, General Partner was entitled to a Portfolio Management Fee of $45,100.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated (prior to giving effect to any distributions of Sale Proceeds from said Major Capital Event): first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated (prior to giving effect to any distribution of Sale Proceeds from said Major Capital Event): first, Net Profits in the amount of the Minimum Gain attributable to the property that is the subject of such Major Capital Event are allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of the amounts, if any, of Sale Proceeds to be distributed to the General Partner or each such Limited Partner with respect to such Major Capital Event pursuant to the Partnership Agreement; and third, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Notwithstanding the foregoing, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter ended March 31, 1996, the General Partner was allocated Net Profits of $3,800.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1996 were as follows:

                                                        Paid   Payable
- ----------------------------------------------------------------------
Property management and leasing fees                   $44,100 $26,500
Reimbursement of property insurance premiums, at cost     None  10,900
Reimbursement of expenses, at cost:
 --Accounting                                            8,400   3,400
 --Investor communication                                3,300   1,900
 --Legal                                                 5,800    None
- ----------------------------------------------------------------------
                                                       $61,600 $42,700
- ----------------------------------------------------------------------

On-site property management for the Partnership's properties is provided by Affiliates of the General Partner for fees ranging from 3% to 6% of gross rents received from the properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters ended March 31, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                            Comparative Operating
                                 Results (a)
                            For the Quarters Ended
                             3/31/96      3/31/95
- ---------------------------------------------------
LAKEVIEW OFFICE PARK, BUILDINGS II &
 III
Rental revenues            $    597,900 $   463,000
- ---------------------------------------------------
Property net income        $    123,000 $    94,600
- ---------------------------------------------------
Average occupancy                   92%         87%
- ---------------------------------------------------
TELEGRAPH HILL APARTMENTS
Rental revenues            $    321,200 $   359,300
- ---------------------------------------------------
Property net income        $    137,800 $   170,800
- ---------------------------------------------------
Average occupancy                   89%         96%
- ---------------------------------------------------
CARROLLTON CROSSROADS SHOPPING CENTER
 (50%)
Rental revenues            $    309,600 $   278,200
- ---------------------------------------------------
Property net income        $    174,500 $   147,000
- ---------------------------------------------------
Average occupancy                   98%         99%
- ---------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, general and administrative expenses and amortization of the deferred insurance premium on the CNA policy.

Net income for the Partnership for the quarter ended March 31, 1996 decreased by $12,900 when compared to the quarter ended March 31, 1995. This decrease was primarily due to: 1) a decrease of $33,000 in the operating results at Telegraph Hills Apartments ("Telegraph"); 2) a decrease in interest income of $6,500 due to a decrease in the interest rate available on the Partnership's short-term investments and 3) an increase in general and administrative expenses of $4,600 primarily due to an increase in professional fees. Partially offsetting the decrease was increased operating results at Lakeview Office Park Buildings II & III ("Lakeview") and Carrollton Crossroads Shopping Center ("Carrollton") of $28,400 and $27,500, respectively.

Rental revenues increased $128,200, or 11.6%, for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The primary factors which contributed to the increase were an increase in base rents at Lakeview of $149,300; 1) primarily the result of an increase, which started July 1, 1995, in the base rental rate charged to the major tenant at Lakeview to an above market rate to allow the major tenant to stay in the building for an additional ten months before relocating and 2) an increase of $28,200 in percentage rental income at Carrollton resulting from the receipt in 1996 of percentage rental income related to 1995. Partially offsetting the increase in rental revenues was a decrease of $41,100 in base rents at Telegraph primarily due to a decrease in the average quarterly occupancy rate.

Depreciation and amortization expense increased $81,000 for the quarters under comparison. The increase was primarily due to an increase in depreciation expense at Lakeview which was due to increased capitalizable costs for tenant improvements. Partially offsetting the increase at Lakeview was a decease in expense due to the provision for value impairment recorded for Lakeview during the year ended December 31, 1995.

Repairs and maintenance expense increased $47,300 for the quarters under comparison primarily due to an increase in professional fees at Lakeview associated with space planning for potential new and renewing tenants and an increase in costs associated with snow removal at Lakeview.

Property operating expenses increased $12,700 for the quarters under comparison. The increase was primarily due to increased utility costs at Lakeview of $7,900 and increased management fees (resulting from increased rental revenues) at Carrollton and Lakeview of $5,100 and $4,500, respectively. Partially offsetting the increase was decreased management fees of $3,000 at Telegraph due to reduced rental revenues.

Insurance expense decreased $4,000 for the quarter ended March 31, 1996, when compared to the quarter ended March 31, 1995. The decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several quarters.

Real estate tax expense remained relatively stable for the periods under comparison.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                          Comparative
                                                       Cash Flow Results
                                                       For the Quarters
                                                             Ended
                                                      3/31/96     3/31/95
- ----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $  647,900  $  579,700
Items of reconciliation:
 Portfolio Management Fee                                45,100      45,200
 Decrease in current assets                             117,500      50,000
 Increase in current liabilities                        196,000     328,100
- ----------------------------------------------------------------------------
Net cash provided by operating activities            $1,006,500  $1,003,000
- ----------------------------------------------------------------------------
Net cash (used for) investing activities             $ (186,000) $ (413,300)
- ----------------------------------------------------------------------------
Net cash (used for) financing activities             $ (452,600) $ (451,700)
- ----------------------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) increased $68,200 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 due primarily to the change in net income, as previously discussed, exclusive of depreciation and amortization expense.

The increase in the Partnership's cash position for the quarter ended March 31, 1996 was primarily the result of net cash provided by operating activities exceeding distributions made to Partners and expenditures for capital, tenant improvement and leasing costs. Liquid assets of the Partnership as of March 31, 1996 were comprised of undistributed cash from operating activities retained for working capital purposes.

Net cash provided by operating activities increased $3,500 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 and continues to be the Partnership's primary source of funds. This increase was due to increases in the net cash provided by operating activities from Carrollton and Lakeview, partially offset by reduced net cash provided by operating activities from Telegraph.

Net cash (used for) investing activities decreased from $(413,300) for the quarter ended March 31, 1995 to $(186,000) for the quarter ended March 31, 1996. The decrease was the result of lower expenditures for capital and tenant improvements. The Partnership maintains working capital reserves to pay for capital expenditures, such as capital, tenant improvement and leasing costs. The Partnership spent $186,000 during the quarter ended March 31, 1996 and has budgeted to spend approximately $1,100,000 during the remainder of 1996. This budgeted amount relates to anticipated capital, tenant improvement and leasing costs of approximately: 1) $950,000 at Lakeview, which is anticipated to be used in conjunction with the replacement of a major tenant;
2) $75,000 at Telegraph and 3) $75,000 at Carrollton. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the properties for eventual disposition.

Net cash (used for) financing activities comprised substantially of distributions to Partners, remained relatively stable for the periods under comparison.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the quarter ended March 31, 1996, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves was $241,900.

Distributions to Limited Partners for the quarter ended March 31, 1996 were declared in the amount of $406,000, or $0.59 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits: None

          (b) Reports on Form 8-K:

              There were no reports filed on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP

                           BY: FIRST CAPITAL FINANCIAL CORPORATION
                               GENERAL PARTNER


  Date:  May 13, 1996      By: /s/     DOUGLAS CROCKER II
         ------------          --------------------------------------
                                       DOUGLAS CROCKER II
                               President and Chief Executive Officer


  Date:  May 13, 1996      By: /s/      NORMAN M. FIELD
         ------------          --------------------------------------
                                        NORMAN M. FIELD
                               Vice President - Finance and Treasurer