Form 10-Q
period 1996-06-30
FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP
filed 1996-08-14
CIK 819253

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004


                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                 June 30, 1996
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------------

     Commission File Number                          0-17610
                            ----------------------------------------------------


             FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Illinois                                                36-3525946
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


Two North Riverside Plaza, Suite 950, Chicago, Illinois           60606-2607
- -------------------------------------------------------      -------------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---


DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated August 1, 1988, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  June 30,
                                                    1996      December 31,
                                                 (Unaudited)      1995
- --------------------------------------------------------------------------
ASSETS
Investment in commercial
 and residential rental properties:
 Land                                            $ 3,369,700  $ 3,369,700
 Buildings and improvements                       25,468,400   24,963,900
- --------------------------------------------------------------------------
                                                  28,838,100   28,333,600
Accumulated depreciation and amortization        (5,874,000)   (5,359,700)
- --------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   22,964,100   22,973,900
Cash and cash equivalents                          1,250,700    3,829,000
Investments in debt securities                     2,694,600
Rents receivable                                      90,600      124,100
Deferred insurance premium (net of accumulated
 amortization of $862,800 and $776,200,
 respectively)                                       794,000      880,600
Other assets                                           1,100       18,100
- --------------------------------------------------------------------------
                                                 $27,795,100  $27,825,700
- --------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   432,800  $   415,800
 Due to Affiliates                                    20,500       16,500
 Security deposits                                   101,600       93,300
 Distributions payable                               451,100      451,100
 Other liabilities                                    17,200       73,100
- --------------------------------------------------------------------------
                                                   1,023,200    1,049,800
- --------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                        (1,039,600)    (958,400)
 Limited Partners (688,194 Units issued and
  outstanding)                                    27,811,500   27,734,300
- --------------------------------------------------------------------------
                                                  26,771,900   26,775,900
- --------------------------------------------------------------------------
                                                 $27,795,100  $27,825,700
- --------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                          General      Limited
                                          Partner     Partners       Total
- ------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1995                        $  (783,200) $28,838,100  $28,054,900
Net income for the year ended December
 31, 1995                                     5,300      520,300      525,600
Distributions for the year ended
 December 31, 1995                         (180,500)  (1,624,100)  (1,804,600)
- ------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                         (958,400)  27,734,300   26,775,900
Net income for the six months ended
 June 30, 1996                                9,000      889,200      898,200
Distributions for the six months ended
 June 30, 1996                              (90,200)    (812,000)    (902,200)
- ------------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1996                          $(1,039,600) $27,811,500  $26,771,900
- ------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
- ------------------------------------------------------------------------
Income:
 Rental                                            $1,200,800 $1,119,900
 Interest                                              57,300     55,100
- ------------------------------------------------------------------------
                                                    1,258,100  1,175,000
- ------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        291,200    227,500
 Property operating:
  Affiliates                                           43,200     64,900
  Nonaffiliates                                       120,400    127,000
 Real estate taxes                                     89,900    101,200
 Insurance--Affiliate                                  15,200      9,600
 Repairs and maintenance                              139,300    138,500
 General and administrative:
  Affiliates                                           10,500      5,100
  Nonaffiliates                                        33,500     48,600
- ------------------------------------------------------------------------
                                                      743,200    722,400
- ------------------------------------------------------------------------
Net income                                         $  514,900 $  452,600
- ------------------------------------------------------------------------
Net income allocated to General Partner            $    5,100 $    4,500
- ------------------------------------------------------------------------
Net income allocated to Limited Partners           $  509,800 $  448,100
- ------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (688,194 Units outstanding)                       $     0.74 $     0.65
- ------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
- ------------------------------------------------------------------------
Income:
 Rental                                            $2,429,500 $2,220,400
 Interest                                             105,800    110,100
- ------------------------------------------------------------------------
                                                    2,535,300  2,330,500
- ------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        600,900    456,200
 Property operating:
  Affiliates                                          106,900    139,100
  Nonaffiliates                                       297,300    280,700
 Real estate taxes                                    201,600    219,900
 Insurance--Affiliate                                  26,100     24,500
 Repairs and maintenance                              306,400    258,300
 General and administrative:
  Affiliates                                           23,700     15,600
  Nonaffiliates                                        74,200     87,400
- ------------------------------------------------------------------------
                                                    1,637,100  1,481,700
- ------------------------------------------------------------------------
Net income                                         $  898,200 $  848,800
- ------------------------------------------------------------------------
Net income allocated to General Partner            $    9,000 $    8,500
- ------------------------------------------------------------------------
Net income allocated to Limited Partners           $  889,200 $  840,300
- ------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (688,194 Units outstanding)                       $     1.29 $     1.22
- ------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1996        1995
- ----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                          $  898,200  $  848,800
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                         600,900     456,200
  Changes in assets and liabilities:
  Decrease in rents receivable                           33,500      34,200
  Decrease (increase) in other assets                    17,000        (700)
  Increase in accounts payable and accrued expenses      17,000      87,400
  Increase (decrease) in due to Affiliates                4,000     (22,600)
  (Decrease) increase in other liabilities              (55,900)      8,800
- ----------------------------------------------------------------------------
   Net cash provided by operating activities          1,514,700   1,412,100
- ----------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements          (504,500)   (690,800)
 (Increase) in investments in debt securities        (2,694,600)
- ----------------------------------------------------------------------------
   Net cash (used for) investing activities          (3,199,100)   (690,800)
- ----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                        (902,200)   (902,300)
 Increase in security deposits                            8,300         500
- ----------------------------------------------------------------------------
   Net cash (used for) financing activities            (893,900)   (901,800)
- ----------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents          (2,578,300)   (180,500)
Cash and cash equivalents at the beginning of the
 period                                               3,829,000   4,005,200
- ----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $1,250,700  $3,824,700
- ----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

Preparation of the Partnership's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1996, are not necessarily indicative of the operating results for the year ending December 31, 1996.

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

Commercial and residential rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial or residential rental property as held for disposition, no further depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

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

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements. As of June 30, 1996 these securities had a fair market value of $2,690,400 and unrealized losses of $4,200. Substantially all of these securities had maturities of less than one year when purchased.

Deferred insurance premiums paid on the Continental Casualty Company (CNA) insurance policy are amortized on the straight-line method over a ten-year period ending in the year 2001.

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications had no effect on net income or Partners' (deficit) capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner is entitled to receive subsequent to July 31, 1990, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, with respect to such fiscal quarter. The Portfolio Management Fee is an amount equal to the lesser of (i) 0.625% of the gross value of the Partnership's assets plus, to the extent the Portfolio Management Fee paid in any prior quarter was less than 0.625% of the gross value of the Partnership's assets in such prior quarter, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal quarter, from an amount equal to 10% of the Partnership's aggregate distributable Cash Flow (as defined in the Partnership Agreement) (computed prior to deduction for Portfolio Management
Fees) for such fiscal quarter. For the quarter and six months ended June 30, 1996, the General Partner was entitled to a Portfolio Management Fee of $45,100 and $90,200, respectively.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated (prior to giving effect to any distributions of Sale Proceeds from said Major Capital Event): first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated (prior to giving effect to any distribution of Sale Proceeds from said Major Capital Event): first, Net Profits in the amount of the Minimum Gain attributable to the property that is the subject of such Major Capital Event are allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of the amounts, if any, of Sale Proceeds to be distributed to the General Partner or each such Limited Partner with respect to such Major Capital Event pursuant to the Partnership Agreement; and third, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Notwithstanding the foregoing, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1996, the General Partner was allocated Net Profits of $5,100 and $9,000, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1996 were as follows:

                                                             Paid
                                                       ----------------
                                                                 Six
                                                       Quarter  Months  Payable
- -------------------------------------------------------------------------------
Property management and leasing fees                   $46,800 $ 90,900 $15,600
Reimbursement of property insurance premiums, at cost   26,100   26,100    None
Reimbursement of expenses, at cost:
  --Accounting                                           6,900   15,300   3,800
  --Investor communication                              11,100   14,400   1,100
  --Legal                                                  400    6,200    None
- -------------------------------------------------------------------------------
                                                       $91,300 $152,900 $20,500
- -------------------------------------------------------------------------------

On-site property management for the Partnership's properties is provided by Affiliates of the General Partner for fees ranging from 3% to 6% of gross rents received from the properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and six months ended June 30, 1996 and 1995. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                       Comparative Operating Results (a)
                     For the Quarters  For the Six Months
                           Ended              Ended
                     6/30/96  6/30/95   6/30/96   6/30/95
- ----------------------------------------------------------
LAKEVIEW OFFICE PARK, BUILDINGS II & III
Rental revenues      $559,000 $480,700 $1,156,900 $943,600
- ----------------------------------------------------------
Property net income  $235,800 $143,200 $  358,800 $237,800
- ----------------------------------------------------------
Average occupancy         79%      80%        86%      83%
- ----------------------------------------------------------
TELEGRAPH HILL APARTMENTS
Rental revenues      $338,800 $333,800 $  660,000 $693,100
- ----------------------------------------------------------
Property net income  $149,100 $163,100 $  286,900 $333,900
- ----------------------------------------------------------
Average occupancy         95%      87%        92%      92%
- ----------------------------------------------------------
CARROLLTON CROSSROADS SHOPPING CENTER (50%)
Rental revenues      $303,000 $305,500 $  612,600 $583,700
- ----------------------------------------------------------
Property net income  $163,400 $172,900 $  337,900 $319,900
- ----------------------------------------------------------
Average occupancy         98%      96%        98%      98%
- ----------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as Partnership interest income, general and administrative expenses and amortization of the deferred insurance premium on the CNA policy.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and six months ended June 30, 1996 and 1995.

Net income for the quarter and six months ended June 30, 1996 increased $62,300 and $49,400, respectively, when compared to the quarter and six months ended June 30, 1995. The increases were primarily the result of improved operating results at Lakeview Office Park, Buildings II & III ("Lakeview") for both periods and at Carrollton Crossroads Shopping Center ("Carrollton") for the six-month period along with a decrease in general and administrative expenses which was primarily due to a decrease in data processing and legal fees, partially offset by an increase in salaries and accounting fees. Partially offsetting the increases were decreases in the operating results at Telegraph Hill Apartments ("Telegraph") for both periods under comparison and at Carrollton for the quarterly period.

Rental revenues increased $80,900 or 7.2% and $209,100 or 9.4%, respectively, for the quarter and six months ended June 30, 1996 when compared to the quarter and six months ended June 30, 1995. The increase for the quarterly periods was primarily the result of an increase in: 1) the base rental rate charged to the major tenant at Lakeview to an above market rate to allow the tenant to extend its lease for a period of ten months beginning July 1, 1995, 2) tenant expense reimbursements at Lakeview, 3) the base rental income at Carrollton due to an increase in the rates charged to new and renewing tenants and 4) the escalation income for common area maintenance at Carrollton. Partially offsetting the increase for the quarter was a decrease in percentage rents at Carrollton. For the six-month periods under comparison, the increase was primarily due to the increase in base rents at Lakeview and Carrollton, as previously discussed, partially offset by a decrease in base rents at Telegraph which was primarily the result of a first quarter decrease in average occupancy rate.

Property operating expenses decreased $28,300 and $15,600, respectively, for the quarterly and six month periods under comparison. The decreases were primarily the result of decreased property management fees at Lakeview and decreased utilities and professional fees at Telegraph. Partially offsetting the decreases were increases in salaries at Lakeview and increased property management and leasing fees at Telegraph.

Real estate tax decreased $11,300 and $18,300 for the quarter and six months ended June 30, 1996 when compared to the quarter and six months ended June 30, 1995. The decreases were primarily the result of an overestimate of the expense in 1995 at Lakeview. Partially offsetting these decreases were increases at Telegraph which were the result of an increase in the assessed value of the property.

Depreciation and amortization expense increased $63,700 and $144,700, respectively, for the quarterly and six month periods under comparison. The increases were primarily the result of an increase in depreciation expense at Lakeview which was due to increased tenant improvements. Partially offsetting the increase at Lakeview was a decrease in expense due to the effect of the provision for value impairment recorded for Lakeview during the year ended December 31, 1995.

Repairs and maintenance increased $48,100 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995. The increase was primarily due to increased cleaning and snow removal costs at Lakeview, an expenditure in 1996 to fix the boiler at Telegraph and roof repairs completed in 1996 at Carrollton.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain it properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                                          Comparative
                                                       Cash Flow Results
                                                       For the Six Months
                                                             Ended
                                                       6/30/96     6/30/95
- -----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $ 1,408,900  $1,214,800
Items of Reconciliation:
 Portfolio Management Fee                                 90,200      90,200
 Decrease in current assets                               50,500      33,500
 (Decrease) increase in current liabilities              (34,900)     73,600
- -----------------------------------------------------------------------------
Net cash provided by operating activities            $ 1,514,700  $1,412,100
- -----------------------------------------------------------------------------
Net cash (used for) investing activities             $(3,199,100) $ (690,800)
- -----------------------------------------------------------------------------
Net cash (used for) financing activities             $  (893,900) $ (901,800)
- -----------------------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) increased $194,100 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995 due primarily to the increase in net income, as previously discussed, exclusive of depreciation and amortization expense.

The decrease in the Partnership's cash position for the six months ended June 30, 1996 was primarily the result of investments in debt securities, distributions paid to Partners and expenditures for capital, tenant improvement and leasing costs exceeding net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) as of June 30, 1996 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities increased $102,600 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995 and continues to be the Partnership's primary source of funds. This increase was due to increases in the net cash provided by operating activities from Carrollton and Lakeview, partially offset by reduced net cash provided by operating activities from Telegraph.

Net cash used for investing activities increased $2,508,300 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995. The increase was due to an increase in investment in debt securities partially offset by a decrease in expenditures made for capital, tenant improvements and leasing costs. The Partnership maintains working capital reserves to pay for capital expenditures, such as capital, tenant improvement and leasing costs. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase. The Partnership spent $504,500 during the six months ended June 30, 1996 and has projected to spend approximately $350,000 during the remainder of 1996. This projected amount relates to anticipated capital, tenant improvement and leasing costs of approximately: 1) $185,000 at Lakeview, 2) $100,000 at Carrollton and 3) $65,000 at Telegraph. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the properties for eventual disposition.

Net cash used for financing activities, comprised substantially of distributions to Partners, remained relatively stable for the periods under comparison.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the six months ended June 30, 1996, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves was $596,900.

Distributions to Limited Partners for the quarter ended June 30, 1996 were declared in the amount of $406,000 or $0.59 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts and/or availability of cash for future distributions to Partners.

                          PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K:
- -----------------------------------------

     (a)  Exhibits:  None

     (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP

                           By: FIRST CAPITAL FINANCIAL CORPORATION
                               GENERAL PARTNER


Date: August 14, 1996      By: /s/ DOUGLAS CROCKER II
      ---------------          --------------------------------------
                                   DOUGLAS CROCKER II
                               President and Chief Executive Officer



Date: August 14, 1996      By: /s/ NORMAN M. FIELD
      ---------------          --------------------------------------
                                   NORMAN M. FIELD
                               Vice President - Finance and Treasurer