Form 10-Q
period 1996-09-30
FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP
filed 1996-11-13
CIK 819253

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended September 30, 1996
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from                       to
                                    ---------------------    -------------------

     Commission File Number                             0-17610
                                    -------------------------------------------



             FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



        Illinois                                                  36-3525946
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
-------------------------------------------------------      ------------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                 September 30,
                                                     1996      December 31,
                                                  (Unaudited)      1995
---------------------------------------------------------------------------
ASSETS
Investment in commercial and residential rental
 properties:
 Land                                             $ 3,369,700  $ 3,369,700
 Buildings and improvements                        25,957,000   24,963,900
---------------------------------------------------------------------------
                                                   29,326,700   28,333,600
Accumulated depreciation and amortization          (6,103,700)  (5,359,700)
---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    23,223,000   22,973,900
Cash and cash equivalents                           1,729,100    3,829,000
Investments in debt securities                      2,108,800
Rents receivable                                       96,600      124,100
Deferred insurance premium (net of accumulated
 amortization of $906,100 and $776,200,
 respectively)                                        750,700      880,600
Other assets                                              600       18,100
---------------------------------------------------------------------------
                                                  $27,908,800  $27,825,700
---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses            $   639,700  $   415,800
 Due to Affiliates                                     17,100       16,500
 Security deposits                                    103,500       93,300
 Distributions payable                                451,100      451,100
 Other liabilities                                     24,700       73,100
---------------------------------------------------------------------------
                                                    1,236,100    1,049,800
---------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                         (1,081,200)    (958,400)
 Limited Partners (688,194 Units issued and
  outstanding)                                     27,753,900   27,734,300
---------------------------------------------------------------------------
                                                   26,672,700   26,775,900
---------------------------------------------------------------------------
                                                  $27,908,800  $27,825,700
---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                           General      Limited
                                           Partner     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1995                         $  (783,200) $28,838,100  $28,054,900
Net income for the year ended December
 31, 1995                                      5,300      520,300      525,600
Distributions for the year ended
 December 31, 1995                          (180,500)  (1,624,100)  (1,804,600)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                          (958,400)  27,734,300   26,775,900
Net income for the nine months ended
 September 30, 1996                           12,500    1,237,700    1,250,200
Distributions for the nine months ended
 September 30, 1996                         (135,300)  (1,218,100)  (1,353,400)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 1996                      $(1,081,200) $27,753,900  $26,672,700
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
------------------------------------------------------------------------
Income:
 Rental                                            $1,063,200 $1,216,000
 Interest                                              50,300     52,800
------------------------------------------------------------------------
                                                    1,113,500  1,268,800
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        273,000    228,600
 Property operating:
  Affiliates                                           45,900     54,800
  Nonaffiliates                                       153,000    156,700
 Real estate taxes                                    111,300     99,200
 Insurance--Affiliate                                  13,000     12,300
 Repairs and maintenance                              128,700    160,200
 General and administrative:
  Affiliates                                           12,500     16,400
  Nonaffiliates                                        24,100     34,200
------------------------------------------------------------------------
                                                      761,500    762,400
------------------------------------------------------------------------
Net income                                         $  352,000 $  506,400
------------------------------------------------------------------------
Net income allocated to General Partner            $    3,500 $    5,100
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  348,500 $  501,300
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (688,194 Units outstanding)                       $     0.51 $     0.73
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
------------------------------------------------------------------------
Income:
 Rental                                            $3,492,700 $3,436,400
 Interest                                             156,100    162,900
------------------------------------------------------------------------
                                                    3,648,800  3,599,300
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        873,900    684,800
 Property operating:
  Affiliates                                          152,800    193,900
  Nonaffiliates                                       450,300    437,400
 Real estate taxes                                    312,900    319,100
 Insurance--Affiliate                                  39,100     36,800
 Repairs and maintenance                              435,100    418,500
 General and administrative:
  Affiliates                                           36,200     32,000
  Nonaffiliates                                        98,300    121,600
------------------------------------------------------------------------
                                                    2,398,600  2,244,100
------------------------------------------------------------------------
Net income                                         $1,250,200 $1,355,200
------------------------------------------------------------------------
Net income allocated to General Partner            $   12,500 $   13,600
------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,237,700 $1,341,600
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (688,194 Units outstanding)                       $     1.80 $     1.95
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1996        1995
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                          $1,250,200  $ 1,355,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                         873,900      684,800
  Changes in assets and liabilities:
  Decrease in rents receivable                           27,500       22,600
  Decrease (increase) in other assets                    17,500      (24,600)
  Increase in accounts payable and accrued expenses     223,900      183,700
  Increase (decrease) in due to Affiliates                  600      (28,500)
  (Decrease) increase in other liabilities              (48,400)      44,000
-----------------------------------------------------------------------------
   Net cash provided by operating activities          2,345,200    2,237,200
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements          (993,100)  (1,106,000)
 (Increase) in investments in debt securities        (2,108,800)
-----------------------------------------------------------------------------
   Net cash (used for) investing activities          (3,101,900)  (1,106,000)
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                      (1,353,400)  (1,353,400)
 Increase in security deposits                           10,200       15,700
-----------------------------------------------------------------------------
   Net cash (used for) financing activities          (1,343,200)  (1,337,700)
-----------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents          (2,099,900)    (206,500)
Cash and cash equivalents at the beginning of the
 period                                               3,829,000    4,005,200
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $1,729,100  $ 3,798,700
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1996

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1996, are not necessarily indicative of the operating results for the year ending December 31, 1996.

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

Commercial and residential rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their respective estimated useful lives. Upon classifying a commercial or residential rental property as held for disposition, no further depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized using the straight-line method over the life of each respective lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated on the straight-line method over the estimated life of such improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets is impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements. As of September 30, 1996, these securities had a fair market value of $2,107,600 and unrealized (losses) of $(1,200). Substantially all of these securities had maturities of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner is entitled to receive subsequent to July 31, 1990, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, with respect to such fiscal quarter. The Portfolio Management Fee is an amount equal to the lesser of (i) 0.625% of the gross value of the Partnership's assets plus, to the extent the Portfolio Management Fee paid in any prior quarter was less than 0.625% of the gross value of the Partnership's assets in such prior quarter, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal quarter, from an amount equal to 10% of the Partnership's aggregate distributable Cash Flow (as defined in the Partnership Agreement) (computed prior to deduction for Portfolio Management
Fees) for such fiscal quarter. For the quarter and nine months ended September 30, 1996, the General Partner was entitled to a Portfolio Management Fee of $45,100 and $135,300, respectively.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated (prior to giving effect to any distributions of Sale Proceeds from said Major Capital Event): first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated (prior to giving effect to any distribution of Sale Proceeds from said Major Capital Event): first, Net Profits in the amount of the Minimum Gain attributable to the property that is the subject of such Major Capital Event are allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of the amounts, if any, of Sale Proceeds to be distributed to the General Partner or each such Limited Partner with respect to such Major Capital Event pursuant to the Partnership Agreement; and third, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Notwithstanding the foregoing, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1996, the General Partner was allocated Net Profits of $3,500 and $12,500, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1996 were as follows:

                                                         Paid
                                                  -------------------
                                                  Quarter Nine Months Payable
-----------------------------------------------------------------------------
Property management and leasing fees              $54,000  $144,900   $ 9,200
Reimbursement of property insurance premiums, at
 cost                                              13,000    39,100      None
Reimbursement of expenses, at cost:
 --Accounting                                       4,400    19,700     5,400
 --Investor communication                           3,300     7,600     2,500
 --Legal                                              900    17,200      None
-----------------------------------------------------------------------------
                                                  $75,600  $228,500   $17,100
-----------------------------------------------------------------------------

On-site property management for the Partnership's properties is provided by Affiliates of the General Partner for fees ranging from 3% to 6% of gross rents received from the properties.

3. SUBSEQUENT EVENT:

On October 15, 1996 the Partnership consummated the sale of Telegraph Hill Apartments, located in Albuquerque, New Mexico, for a sale price of $8,100,000. Sale Proceeds (as defined in the Partnership Agreement) from this transaction approximated $7,962,000, which is net of estimated selling expenses. The Partnership will record a net gain of $2,497,600 in connection with this sale. On November 30, 1996 the Partnership will distribute substantially all of the Sale Proceeds to Limited Partners of record as of October 15, 1996. For additional information, see Form 8-K filed by the Partnership dated October 15, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and nine months ended September 30, 1996 and 1995. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative Operating Results (a)
                     For the Quarters   For the Nine Months
                           Ended               Ended
                     9/30/96  9/30/95   9/30/96    9/30/95
------------------------------------------------------------
LAKEVIEW OFFICE PARK, BUILDINGS II & III
Rental revenues      $458,200 $583,600 $1,615,100 $1,527,200
------------------------------------------------------------
Property net income  $ 87,600 $223,400 $  446,400 $  461,200
------------------------------------------------------------
Average occupancy         83%      85%        85%        84%
------------------------------------------------------------
TELEGRAPH HILL APARTMENTS
Rental revenues      $315,200 $361,600 $  975,200 $1,054,700
------------------------------------------------------------
Property net income  $139,900 $167,200 $  426,800 $  501,000
------------------------------------------------------------
Average occupancy         85%      92%        86%        92%
------------------------------------------------------------
CARROLLTON CROSSROADS SHOPPING CENTER (50%)
Rental revenues      $289,900 $270,800 $  902,500 $  854,500
------------------------------------------------------------
Property net income  $159,800 $135,800 $  497,700 $  455,700
------------------------------------------------------------
Average occupancy         98%      97%        98%        97%
------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as Partnership interest income, general and administrative expenses and amortization of the deferred insurance premium on the CNA policy.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and nine months ended September 30, 1996 and 1995.

Net income for the quarter and nine months ended September 30, 1996 decreased $154,400 and $105,000, respectively, when compared to the quarter and nine months ended September 30, 1995. The decreases were primarily the result of diminished operating results at Lakeview Office Park, Buildings II & III ("Lakeview") and Telegraph Hill Apartments ("Telegraph"). Partially offsetting the decreases were improved operating results at Carrollton Crossroads Shopping Center ("Carrollton") along with a decrease in general and administrative expenses which was primarily due to a decrease in printing, mailing and data processing costs.

Rental revenues decreased $152,800 or 12.6% for the quarter ended September 30, 1996 when compared to the quarter ended September 30, 1995. The decrease for the quarterly periods under comparison was primarily due to a decrease in base rents at Lakeview, which was the result of the largest tenant vacating the building as of April 30, 1996. On September 16, 1996, the Gardner and White Corporation, took occupancy in 22% of the leasable square footage of Lakeview, which brought the occupancy at Lakeview to 100%. Also contributing to the decrease in rental revenues was a decrease in base rental income at Telegraph due to the decline in the average occupancy rate, which was the result of increased competition in the region.

Rental revenues increased $56,300 or 1.6% for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. The increase was primarily the result of an increase in: 1) the base rental rate charged to the prior major tenant at Lakeview to an above market rate to allow the tenant to extend its lease for a period of ten months beginning July 1, 1995, 2) the base rental income at Carrollton due to an increase in the rates charged to new and renewing tenants and 3) escalation income for common area maintenance at Carrollton. Partially offsetting the increase was a decrease in base rents at Telegraph which was primarily the result of a decrease in the average occupancy rate, as previously discussed.

Depreciation and amortization expense increased $44,400 and $189,100, respectively, for the quarterly and nine-month periods under comparison. The increases were primarily the result of an increase in depreciation expense at Lakeview resulting from significant tenant improvements over the past several years. Partially offsetting the increase at Lakeview was a decrease in depreciation expense due to the effect of the provision for value impairment recorded for Lakeview during the year ended December 31, 1995.

Property operating expenses decreased $12,600 and $28,200, respectively, for the quarterly and nine-month periods under comparison. The decreases were primarily the result of decreased property management fees at Lakeview and decreased property management fees and salaries at Telegraph. Partially offsetting the decreases were increases in administrative salaries at Lakeview and leasing expense, due to an increase in referral costs, at Telegraph.

Repairs and maintenance decreased $31,500 for the quarter ended September 30, 1996 when compared to the quarter ended September 30, 1995. The decrease was primarily the result of decreases in architectural services at Lakeview, partially offset by an increase in maintenance staff salaries at Lakeview.

Repairs and maintenance increased $16,600 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. The increase was primarily due to increased maintenance staff salaries and snow removal costs at Lakeview together with expenditures in 1996 to fix the boiler at Telegraph and roof repairs completed in 1996 at Carrollton. Partially offsetting the increase was a decrease in architectural services at Lakeview.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                   Comparative
                                                Cash Flow Results
                                            For the Nine Months Ended
                                              9/30/96       9/30/95
-----------------------------------------------------------------------
Cash Flow (as defined in the Partnership
 Agreement)                                 $  1,988,800  $  1,904,700
Items of Reconciliation:
 General Partner's Portfolio Management Fee      135,300       135,300
 Decrease (increase) in current assets            45,000        (2,000)
 Increase in current liabilities                 176,100       199,200
-----------------------------------------------------------------------
Net cash provided by operating activities   $  2,345,200  $  2,237,200
-----------------------------------------------------------------------
Net cash (used for) investing activities    $ (3,101,900) $ (1,106,000)
-----------------------------------------------------------------------
Net cash (used for) financing activities    $ (1,343,200) $ (1,337,700)
-----------------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) increased by $84,100 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995 due primarily to improved operating results at Lakeview and Carrollton, partially offset by diminished operating results at Telegraph, exclusive of depreciation and amortization.

The decrease in the Partnership's cash position for the nine months ended September 30, 1996 was primarily the result of investments in debt securities, distributions paid to Partners and expenditures for capital and tenant improvements and leasing costs exceeding net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership, as of September 30, 1996 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities, which continues to be the Partnership's primary source of funds increased by $108,000 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. This increase was due to increases in the net cash provided by operating activities from Carrollton and Lakeview together with the timing of the payment of expenses at Lakeview, partially offset by reduced net cash provided by operating activities from Telegraph.

Net cash used for investing activities increased by $1,995,900 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. The increase was due to an increase in investments in debt securities, partially offset by decreases in expenditures made for capital and tenant improvements and leasing costs. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures, such as capital and tenant improvements and leasing costs. The Partnership expended $993,100 during the nine months ended September 30, 1996 and has projected to spend approximately $375,000 during the remainder of 1996. This projected amount relates to anticipated improvements and leasing costs of approximately $300,000 at Lakeview and $75,000 at Carrollton. Actual amounts expended may vary depending on a number of factors including actual leasing activity and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the properties for eventual disposition.
On October 15, 1996, the Partnership completed the sale of Telegraph. Net proceeds generated from this sale amounted to approximately $7,962,000. In connection with the sale, the Partnership declared a special distribution in the amount of $7,962,000 or $11.57 per Unit. This special distribution will be paid on November 30, 1996 to Limited Partners of record as of October 15, 1996.

Net cash used for financing activities, comprised substantially of distributions paid to Partners, remained relatively unchanged for the periods under comparison.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the nine months ended September 30, 1996, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $770,700.

Distributions to Limited Partners for the quarter ended September 30, 1996 were declared in the amount of $406,100 or $0.59 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
-----------------------------------------

     (a)  Exhibits:  None

     (b)  Reports on Form 8-K:

          A report on Form 8-K was filed on October 30, 1996 reporting the sale of Telegraph Hill Apartments, located in Albuquerque, New Mexico.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP

                           By:  FIRST CAPITAL FINANCIAL CORPORATION
                                GENERAL PARTNER

Date:  November 13, 1996   By:  /s/  DOUGLAS CROCKER II
       -----------------        -------------------------------------
                                     DOUGLAS CROCKER II
                                President and Chief Executive Officer

Date:  November 13, 1996   By:  /s/  NORMAN M. FIELD
       -----------------        -------------------------------------
                                     NORMAN M. FIELD
                                Vice President - Finance and Treasurer