Form 10-K405
period 1996-12-31
FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP
filed 1997-03-31
CIK 819253

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended               December 31, 1996
                               -------------------------------------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                   ------------------    -----------------------
     Commission File Number                         0-17610
                                   ---------------------------------------------

             First Capital Insured Real Estate Limited Partnership
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Illinois                                         36-3525946
--------------------------------                         -----------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois      60606-2607
-------------------------------------------------------- -----------------------
        (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code           (312) 207-0020
                                                         -----------------------
Securities registered pursuant to Section 12(b)
 of the Act:                                                      NONE
                                                         -----------------------

Securities registered pursuant to Section 12(b)            Limited Partnership
 of the Act:                                                 Assignee Units
                                                         -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated August 1, 1988, included in the Registrant's Registration Statement on Form S-11 (Registration No. 33-15999), is incorporated herein by reference in Part IV of this report.

Exhibit Index - Page A-1
------------------------

                                     PART I

ITEM 1.  BUSINESS
-------  --------

The registrant, First Capital Insured Real Estate Limited Partnership (the "Partnership"), is a limited partnership organized in 1987 under the Revised Uniform Limited Partnership Act of the State of Illinois. The Partnership sold 688,194 Limited Partnership Assignee Units (the "Units") to the public from August 1988 to July 1990, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 33-15999). In May 1991, the Partnership returned $28,821,600 or $41.88 per Unit to the Limited Partners, representing a return of a portion of the Net Proceeds of the Offering as a result of the Partnership not having acquired properties where the purchase price equaled the total equity raised within the period required by the Policy. Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest, on an all cash basis, primarily in a diversified portfolio of institutional quality, existing, income-producing real estate, such as shopping centers, office buildings, apartments, warehouses or any one or more of these categories. From November 1988 through December 1991, the Partnership made two real property investments and purchased a 50% interest in a joint venture which was formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. The Partnership's joint venture is operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 1996 the Partnership has sold one of its real property investments.

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

As of March 1, 1997, there were three employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)
-------  -----------------

As of December 31, 1996, the Partnership owned, directly or through a joint venture, the following two property interests, which were owned in fee simple.


                                                    Net Leasable    Number of
      Property Name                 Location         Sq. Footage   Tenants (c)
-------------------------      -------------------  ------------   -----------
Shopping Center:
----------------
Carrollton Crossroads (d)      Carrollton, Georgia      303,806      27 (3)

Office Building:
----------------
Lakeview Office Park,
 Buildings II and III          Indianapolis, Indiana    161,500      40 (1)

-------  -----------------

     (a) For a discussion of operating results and major capital expenditures planned for the Partnership's properties refer to Item 7.

     (b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives of 40 years utilizing the straight-line method. The Partnership's portion of real estate taxes for Carrollton Crossroads Shopping Center ("Carrollton") and Lakeview Office Park, Buildings II and III ("Lakeview") was $96,500 and $208,000, respectively, for the year ended December 31, 1996. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

     (c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

     (d) The Partnership owns a 50% joint venture interest in this property. This property was sold in January 1997.

The following table represent each of the Partnership's properties' occupancy rates as of December 31 for each of the last five years:


     Property Name       1996       1995       1994      1993     1992
     -------------       ----       ----       ----      ----     ----
     Carrollton           99%        99%       99%       99%       99%

     Lakeview            100%        91%       93%       96%       97%

The amounts in the following table represent each of the Partnership's properties' average annual base rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:


     Property Name       1996       1995       1994      1993     1992
     -------------       ----       ----       ----      ----     ----
     Carrollton         $6.45      $6.31      $6.30     $5.94    $5.73

     Lakeview          $14.35     $14.11     $13.11    $13.35   $13.37

-------  ----------

The following table summarizes the principal provisions of the leases for each of the tenants which occupy ten percent or more of the rentable square footage at the Partnership's remaining property (Note: as disclosed above, Carrollton was sold in January 1997. Information regarding Carrollton is not included in this table):

                            Partnership's Share
                             of per annum Base               Percentage
                               Rents (a) for                   of Net   Renewal
                           ---------------------              Leasable  Options
                                    Final Twelve  Expiration   Square  (Renewal
                                     Months of     Date of    Footage  Options/
                             1997      Lease        Lease     Occupied  Years)
                           -------- ------------  ----------- -------- ---------
Lakeview
--------
Gardner and White Corp.
(insurance underwriter)    $485,900   $369,400    10/18/2006     22%     1/5

     (a) Per annum base rents the tenant listed above include gradual rent increases every year until 2006 when the lease contains a provision for a 42% reduction in rent for the final 10 months of the lease.

The amounts in the following table represent the Partnership's rental income from leases in the year of expiration (assuming no lease renewals) through the year ended December 31, 2006 at Lakeview, the Partnership's remaining property:

                                              Base Rents in    % of Total
                    Number                       Year of        Base Rents
     Year         of Tenants   Square Feet    Expiration (a)      (b)
------------     ------------ -------------  ----------------  -------------
     1997              4          10,600         $138,000           5.76%
     1998              9          18,000         $135,200           6.24%
     1999              6          12,200         $ 68,700           3.55%
     2000              7          16,200         $ 48,900           2.92%
     2001              6          32,400         $260,000          18.95%
     2002              2           4,600         $  6,500           0.60%
     2003            None           None             None           None
     2004            None           None             None           None
     2005              4          23,300         $193,500          21.68%
     2006              2          41,800         $373,600         100.00%

     (a) Represents the amount of base rents to be collected each year on expiring leases.

     (b) Represents the amount of base rents to be collected each year on expiring leases as a percentage of the total base rents to be collected on leases in effect as of December 31, 1996.


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------
(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31,

------- -----------------

1996. Ordinary routine litigation incidental to the business which is not deemed material was pursued during the quarter ended December 31, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

(a,b,c & d) None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
-------  ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1997, there were 4,448 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          ------------------------------------------------------------
                             1996        1995        1994         1993        1992
--------------------------------------------------------------------------------------
Total revenues            $ 7,199,100 $ 4,948,100 $ 4,751,900  $ 4,652,900 $ 4,398,200
Net income (loss)         $ 4,091,200 $   525,600 $(2,342,800) $ 1,564,500 $ 1,571,800
Net income (loss)
 allocated to Limited
 Partners                 $ 2,994,100 $   520,300 $(2,319,400) $ 1,548,900 $ 1,556,100
Net income (loss)
 allocated to Limited
 Partners per Unit
 (688,194 Units
 outstanding)             $      4.35 $      0.76 $     (3.37) $      2.25 $      2.26
Total assets              $22,061,400 $27,825,700 $29,056,800  $33,120,400 $32,738,800
Distributions to Limited
 Partners per Unit
 (688,194 Units
 outstanding)(a)          $     13.93 $      2.36 $      2.36  $      1.32 $      2.92
Return of capital to
 Limited Partners per
 Unit (688,194 Units
 outstanding)(b)          $      9.58 $      1.60 $      2.36         None $      0.66
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $17,919,000 $22,973,900 $23,894,600  $28,677,400 $27,881,100
Number of real property
 interests owned at
 December 31                        2           3           3            3           3
--------------------------------------------------------------------------------------

(a) Distributions during 1996 included Sale Proceeds of $11.57.
(b) For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income for each respective year; or total distributions, if any, in years when the Partnership incurs a net loss. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                       For the Years Ended December 31,
                          ---------------------------------------------------------------
                             1996         1995         1994         1993         1992
------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement)(a)            $ 2,523,000  $ 2,672,800  $ 2,535,900  $ 2,146,700  $ 1,820,200
Items of reconciliation:
 Premium amortization                                                296,500      502,400
 Portfolio Management
  Fee                         180,500      180,500      180,500      100,900      223,300
 Changes in current
  assets and
  liabilities:
  Decrease (increase) in
   current assets               2,100      (39,000)      19,700       68,500       42,800
  (Decrease) increase in
   current liabilities        (83,300)      35,500     (119,600)     108,500        7,300
------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $ 2,622,300  $ 2,849,800  $ 2,616,500  $ 2,721,100  $ 2,596,000
------------------------------------------------------------------------------------------
Net cash (used for)
 investing activities     $ 5,499,400  $(1,233,800) $  (201,700) $(1,734,100) $(1,409,800)
------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(9,772,200) $(1,792,200) $(1,601,200) $(1,291,400) $(2,070,500)
------------------------------------------------------------------------------------------

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

During 1996, the Partnership entered the disposition of properties stage. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. In October 1996, the Partnership sold Telegraph Hill Apartments ("Telegraph") for $8,100,000. The Partnership realized a gain of $2,496,400 for financial statement purposes for the year ended December 31, 1996. In addition, the joint venture which owns Carrollton Crossroads Shopping Center ("Carrollton") in which the Partnership owned a 50% share, sold Carrollton in January 1997 for $18,100,000, of which the Partnership's share was $9,050,000. The Partnership will report a gain of approximately $300,000 for financial statement purposes during 1997. For further information, see Notes 6 and 8 of Notes to Financial Statements.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1996, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                          Comparative Operating Results
                                       (a)
                         For the Years Ended December 31,
                         --------------------------------
                            1996       1995       1994
---------------------------------------------------------
LAKEVIEW OFFICE PARK, BUILDINGS II & III
Rental revenues          $2,220,400 $2,100,000 $2,117,700
---------------------------------------------------------
Property net income (b)  $  586,400 $  630,400 $  524,400
---------------------------------------------------------
Average occupancy               88%        86%        90%
---------------------------------------------------------
---------------------------------------------------------
CARROLLTON CROSSROADS SHOPPING CENTER (50%)
Rental revenues          $1,194,200 $1,164,300 $1,094,800
---------------------------------------------------------
Property net income      $  656,100 $  627,200 $  549,000
---------------------------------------------------------
Average occupancy               98%        98%        99%
---------------------------------------------------------

TELEGRAPH HILL APARTMENTS (C)
Rental revenues      $1,039,900 $1,402,100 $1,390,700
-----------------------------------------------------
Property net income  $  455,600 $  671,700 $  692,300
-----------------------------------------------------
Average occupancy           (c)        91%        96%
-----------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, general and administrative expenses and amortization of insurance premiums.
(b) Property net income excludes provisions for value impairment of $1,300,000 and $4,000,000, which were included in the Statements of Income and Expenses for the years ended December 31, 1995 and 1994, respectively (see
    Note 6 of Notes to Financial Statements for additional information).
(c) Telegraph Hill Apartments was sold on October 15, 1996. Property net income excludes a gain on sale of $2,496,400 (see Note 6 of Notes to Financial Statements for additional information).

COMPARISONS OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31, 1995
Net income for the year ended December 31, 1996 increased by $3,565,600 when compared to the year ended December 31, 1995. The increase was primarily the result of the effects of the sale of Telegraph in 1996 and the provision for value impairment recognized on Lakeview in 1995. Exclusive of the gain on sale, operating results from Telegraph and provision for value impairment, net income decreased by $14,700 for the comparable periods. The decrease was primarily due to diminished operating results at Lakeview. Partially offsetting the decrease was improved operating results at Carrollton and a decrease in general and administrative expenses, which was primarily due to a decrease in printing, mailing and appraisal costs.

The following discussion excludes the comparative operating results of Telegraph.

Rental revenues increased by $150,300 or 4.6% for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily the result of an increase in base rents at Lakeview which was due to increases in the average occupancy and base rental rates.

Real estate taxes decreased by $41,900 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. This decrease was primarily due to a decrease in the tax rate at Lakeview.

Depreciation and amortization expense increased by $124,300 for the years under comparison. The increase was primarily the result of an increase in depreciation expense at Lakeview resulting from significant tenant improvements over the past two years. Partially offsetting the increase at Lakeview was a decrease in depreciation expense due to the effects of the provision for value impairment recorded for Lakeview during the year ended December 31, 1995.

Property operating expenses increased by $49,700 for the years under comparison. Property operating expenses for 1996 increased due to a one-time expense incurred in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

moving Lakeview's new significant tenant to the property. Partially offsetting the increase was a decrease in professional services at Lakeview which was primarily the result of leasing related costs. These costs are ordinarily paid to and provided by an Affiliate of the General Partner and included in its property management and leasing fee and recorded as expense, but were paid to outside brokers and capitalized as lease commissions and are being amortized over the respective lease terms of new tenants.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Net results for the Partnership for the year ended December 31, 1995 improved by $2,868,400 when compared to the year ended December 31, 1994. During the years ended December 31, 1995 and 1994, the Partnership reported (losses) from provisions for value impairment on Lakeview of $(1,300,000) and $(4,000,000), respectively. For further information, see Note 7 of Notes to Financial Statements.

Net income for the year ended December 31, 1995, exclusive of the provisions for value impairment, increased by $168,400 when compared to the year ended December 31, 1994. This increase was primarily due to increases in operating results at Lakeview and Carrollton, respectively, as well as an increase in interest income earned on short-term investments due to an increase in the average interest rate earned on these investments. Partially offsetting the increase was an increase in general and administrative expenses due to higher appraisal fees, printing and mailing expenses and professional service fees, as well as a decrease in operating results at Telegraph.

Rental revenues increased by $124,300 or 2.7% for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary factors which contributed to the increase were: 1) the write-off in 1994 of prior year rents charged and subsequently credited to a tenant upon extension of its lease at Lakeview; 2) an increase starting July 1, 1995 in the base rental rate charged to the major tenant at Lakeview to an above market rate to allow this tenant to stay in the building for an additional ten months before relocating out of the building; 3) an increase in percentage rental income at Carrollton resulting from higher tenant sales which determine the amount of percentage rents to be paid to the Partnership and 4) an increase in the average monthly rental rate per unit at Telegraph. Partially offsetting the increase in rental revenues were decreases in tenant expense reimbursements at Lakeview, primarily due to the use of new base years in tenant lease renewals during 1994 and 1995.

Depreciation and amortization expense decreased by $31,500 for the year ended December 31, 1995 when compared to the year ended December 31, 1994, primarily as a result of the effect of the provision for value impairment recorded in December 1994 on Lakeview, partially offset by an increase in amortization of the Partnership's Insurance Premium.

Repairs and maintenance expense for the years under comparison increased by $54,100 primarily due to an increase in professional fees at Lakeview associated with space planning for potential new and renewing tenants and an increase in maintenance salaries at Telegraph, primarily as a result of additional personnel.

To maintain the occupancy levels at Lakeview, the General Partner, through its Affiliated asset and property management group, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) cold-calling other businesses and tenants in the market area; and 5) providing rental concessions or competitively pricing rental rates depending on market conditions.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenants lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: 1) annual rent increases based on the Consumer Price Index or graduated rental increases and 2) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its property. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The second table in Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

Cash Flow (as defined in the Partnership Agreement) decreased by $149,800 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The decrease was primarily the result of the absence of operating results from the sale of Telegraph partially offset by improved operating results, exclusive of depreciation and amortization, at Lakeview and Carrollton.

The decrease of $1,650,500 in the Partnership's cash position as of December 31, 1996 was primarily the result of investments in debt securities, regular distributions paid to Partners and expenditures for capital and tenant improvements and leasing costs exceeding the net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of December 31, 1996 were comprised of amounts held for working capital purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash provided by operating activities, which continues to be a primary source of funds, decreased by $227,500 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The decrease was primarily due to the absence of operating cash flow resulting from the sale of Telegraph in October 1996. The decrease was partially offset by an increase in the net cash provided by operating activities from Carrollton and Lakeview.

Net cash (used for) provided by investing activities changed from $(1,233,800) for the year ended December 31, 1995 to $5,499,400 when compared to the year ended December 31, 1996. The change was primarily due to the receipt of proceeds from the sale of Telegraph. Partially offsetting the change were increases in investments in debt securities and expenditures made for capital and tenant improvements and leasing costs. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures, such as capital and tenant improvements and leasing costs. The Partnership expended $1,345,900 during the year ended December 31, 1996, which included $604,300 in costs related to secure the major tenant at Lakeview. The Partnership has budgeted to spend $140,000 on Lakeview during the year ending December 31, 1997. Actual amounts expended may vary depending on a number of factors including actual leasing activity and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to maintain the occupancy level in a competitive market, maximize rental rates charged to new and renewing tenants and to prepare the property for eventual disposition.

Net cash used for financing activities increased by $7,980,000 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. This increase was primarily the result of the special distribution of the Telegraph Sale Proceeds, as discussed below.

On October 15, 1996, the Partnership completed the sale of Telegraph. Net proceeds generated from this sale amounted to $7,961,700. In connection with the sale, the Partnership declared a special distribution in the amount of $7,962,000 or $11.57 per Unit. This special distribution was paid on November 30, 1996 to Limited Partners of record as of October 15, 1996.

On January 17, 1997, the joint venture in which the Partnership has a 50% interest completed the sale of Carrollton. The Partnership's share of net proceeds generated from this sale amounted to $8,853,200. In connection with the sale, the Partnership declared a special distribution in the amount of $8,850,200 or $12.86 per Unit. This special distribution will be paid on May 31, 1997 to Limited Partners of record as of January 17, 1997.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's remaining property. As a result of this, cash continues to be retained to supplement working capital reserves. For the year ended December 31, 1996, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves was $898,900.

Distributions to Limited Partners for the quarter ended December 31, 1996 were declared in the amount of $406,100, or $0.59 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's remaining investment as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, with the exception of the distribution of Sale Proceeds from Carrollton on May 31, 1997, there can be no assurance as to the amount of cash for future distributions to Partners.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a)  DIRECTORS

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The Directors of FCFC, as of March 28, 1997, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1997.

       Name                                                 Office
       ----                                                 ------
     Samuel Zell........................................ Chairman of the Board
     Douglas Crocker II................................. Director
     Sheli Z. Rosenberg................................. Director

     Samuel Zell, 55, has been a Director of the General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc. ("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Anixter International Inc., American Classic Voyages Co. and Manufactured Home Communities, Inc. ("MHC"). He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a Director of Chart House Enterprises, Inc., Ramco Energy plc, TeleTech Holdings Inc., Quality Food Centers, Inc. ("QFC") and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Co-Chairman of the Board of Revco D.S., Inc.

     Douglas Crocker II, 56, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

     Sheli Z. Rosenberg, 55, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a Director of various subsidiaries of Great American. She is also a Director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation, QFC and MHC. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995.

--------   --------------------------------------------------

(b,c & e)  EXECUTIVE OFFICERS

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 28, 1997 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

           Name                                               Office
           ----                                               ------

     Douglas Crocker II.................. President and Chief Executive Officer
     Gus J. Athas........................ Senior Vice President
     Norman M. Field..................... Vice President - Finance and Treasurer

     PRESIDENT AND CEO - See Table of Directors above.

     Gus J. Athas, 60, has been Senior Vice President of the General Partner since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Assistant Secretary of Great American since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Falcon Building Products, Inc. since March 1994 and served as Vice President and Secretary from January 1994 to March 1994. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Eagle Industries, Inc. ("Eagle") since May 1993. From September 1992 to May 1993, Mr. Athas was Vice President, General Counsel and Secretary of Eagle. From November 1987 to September 1992, Mr. Athas served as Vice President, General Counsel and Assistant Secretary of Eagle.

     Norman M. Field, 48, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     With the exception of the bankruptcy matter disclosed under Items 10 (a),
     (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1996. However, the General Partner and its Affiliates do compensate directors and officers of the General Partner. For additional information see
Item 13 (a) Certain Relationships and Related Transactions.

(e) None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1997, the following Limited Partner was known by the Partnership to own beneficially more than 5% of the Partnership's 688,194 Units outstanding:


                    Name and Address       Amounts and Nature of    Percent
Title of Class      of Beneficial Owner    Beneficial Ownership     of Class
--------------      -------------------    --------------------     --------
Limited             County Employees          $5,376,300              7.81%
Partnership         and Officers              (53,763 Units)
Units               Annuity and               Direct Ownership
                    Benefit Fund of
                    Cook County
                    118 North Clark
                    Street
                    Room 1072
                    Chicago, Illinois
                    60602

(b) The Partnership has no directors or executive officers. As of March 1, 1997, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

a) Certain Affiliates of the General Partner provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services with respect to residential real property investments may not exceed the lesser of: (i) the compensation customarily charged in arm's-length transactions in the same geographic location and for a comparable property or (ii) 5% of the gross receipts from the property being managed. Compensation for property management services with respect to commercial real property investments may not exceed the lesser of: (i) the compensation customarily charged in arm's-length transactions in the same geographic area and for a comparable property; (ii) 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing and leasing related services, or (iii) 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing and leasing related services. For the year ended December 31, 1996, these Affiliates were entitled to supervisory and property management and leasing fees of $189,500. In addition, other Affiliates of the General Partner were entitled to receive $83,100 for fees and reimbursements from the Partnership for insurance, personnel services and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 1996, total fees and reimbursements of $15,000 were due to Affiliates.

--------   ----------------------------------------------------------

     In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner is entitled to receive subsequent to July 31, 1990, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, with respect to such fiscal quarter. The Portfolio Management Fee is an amount equal to the lesser of (i) 0.625% of the gross value of the Partnership's assets plus, to the extent the Portfolio Management Fee paid in any prior quarter was less than 0.625% of the gross value of the Partnership's assets in such prior quarter, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal quarter, from an amount equal to 10% of the Partnership's aggregate distributable Cash Flow (as defined in the Partnership Agreement) (computed prior to deduction for Portfolio Management Fees) for such fiscal quarter. For the year ended December 31, 1996, the General Partner was entitled to and paid a Portfolio Management Fee of $180,500.

     In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated (prior to giving effect to any distributions of Sale Proceeds from said Major Capital Event): first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated (prior to giving effect to any distribution of Sale Proceeds from said Major Capital Event): first, Net Profits in the amount of the Minimum Gain attributable to the property that is the subject of such Major Capital Event are allocated to the General Partner and Limited Partners with negative balances in their capital accounts, in proportion to and to the extent of such negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of the amounts, if any, of Sale Proceeds to be distributed to the General Partner or each such Limited Partner with respect to such Major Capital Event pursuant to the Partnership Agreement; and third, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Notwithstanding the foregoing, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1996, the General Partner was allocated Net Profits of $1,097,100, which included a gain on sale of property of $1,081,200.

b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and a director of the General Partner since December 1983, is a Principal of Rosenberg. For the year ended December 31, 1996, Rosenberg was entitled to $30,700 for legal fees from the Partnership. As of December 31, 1996, $8,000 was payable to Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

c)   No management person is indebted to the Partnership.

d)   None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

     A report on Form 8-K was filed on February 3, 1997 reporting the sale of Carrollton Crossroads Shopping Center, located in Carrollton, Georgia.

     A report on Form 8-K was filed on October 31, 1996 reporting the sale of Telegraph Hill Apartments, located in Albuquerque, New Mexico.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIRST CAPITAL INSURED REAL ESTATE
                         LIMITED PARTNERSHIP

                         BY:  FIRST CAPITAL FINANCIAL CORPORATION
                              GENERAL PARTNER

Dated:    March 28, 1997   By:  /s/      DOUGLAS CROCKER II
          --------------        ------------------------------------------------
                                         DOUGLAS CROCKER II
                                 President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/    SAMUEL ZELL         March 28, 1997  Chairman of the Board and
-------------------------  --------------  Director of the General Partner
       SAMUEL ZELL


/s/    DOUGLAS CROCKER II  March 28, 1997  President, Chief Executive Officer
-------------------------  --------------  and Director of the General Partner
       DOUGLAS CROCKER II


/s/    SHELI Z. ROSENBERG  March 28, 1997  Director of the General Partner
-------------------------  --------------
       SHELI Z. ROSENBERG

/s/    GUS J. ATHAS        March 28, 1997  Senior Vice President
-------------------------  --------------
       GUS J. ATHAS

/s/    NORMAN M. FIELD     March 28, 1997  Vice President - Finance and
-------------------------  --------------  Treasurer
       NORMAN M. FIELD

            INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                            Pages
                                                           --------
Report of Independent Auditors                               A-2

Balance Sheets as of December 31, 1996
 and 1995                                                    A-3

Statements of Partners' Capital for the
 Years Ended December 31, 1996, 1995,
 1994                                                        A-3

Statements of Income and Expenses for
 the Years Ended December 31, 1996,
 1995, 1994                                                  A-4


Statements of Cash Flows for the Years
 Ended December 31, 1996, 1995, 1994                         A-4


Notes to Financial Statements                            A-5 to A-7

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated
 Depreciation as of December 31, 1996                    A-8 and A-9

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-35 of the Partnership's definitive Prospectus dated August 1, 1988, included in the Partnership's Registration Statement on Form S-11 (Registration No. 33-15999), filed pursuant to Rule 424 (b), is incorporated herein by reference.

EXHIBIT (10)  Material Contracts

Lease agreement for a tenant at Lakeview Office Park, Buildings II & III, one of the Partnership's most significant properties whose revenues exceeded 10% of Lakeview's 1997 budgeted rental revenue, is included as an Exhibit.

Real Estate Sale Agreement for the sale of Telegraph Hill Apartments filed as an exhibit to the Partnership's Report on Form 8-K dated October 15, 1996 is incorporated herein by reference.

Real Estate Sale Agreement for the sale of Carrollton Crossroads Shopping Center filed as an exhibit to the Partnership's Report on Form 8-K dated January 17, 1997 is incorporated herein by reference.

EXHIBIT (13) Annual Report to Security Holders

The 1995 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Insured Real Estate Limited Partnership
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Insured Real Estate Limited Partnership as of December 31, 1996 and 1995, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1996, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Insured Real Estate Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                              Ernst & Young LLP

Chicago, Illinois
March 14, 1997

             FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP
BALANCE SHEETS
December 31, 1996 and 1995
(All dollars rounded to nearest 00s)

                                                    1996         1995
--------------------------------------------------------------------------
ASSETS
Investment in commercial and residential rental
 properties:
 Land                                            $ 2,237,300  $ 3,369,700
 Buildings and improvements                       21,181,100   24,963,900
--------------------------------------------------------------------------
                                                  23,418,400   28,333,600
 Accumulated depreciation and amortization        (5,499,400)  (5,359,700)
--------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   17,919,000   22,973,900
Cash and cash equivalents                          2,178,500    3,829,000
Investment in debt securities                      1,116,400
Rents receivable                                     139,000      124,100
Deferred insurance premium (net of accumulated
 amortization of $949,400 and $776,200,
 respectively)                                       707,400      880,600
Other assets                                           1,100       18,100
--------------------------------------------------------------------------
                                                 $22,061,400  $27,825,700
--------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   352,700  $   415,800
 Due to Affiliates                                    23,000       16,500
 Security deposits                                    88,100       93,300
 Distributions payable                               451,100      451,100
 Other liabilities                                    46,400       73,100
--------------------------------------------------------------------------
                                                     961,300    1,049,800
--------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                     (41,800)    (958,400)
 Limited Partners (688,194 Units issued and
  outstanding)                                    21,141,900   27,734,300
--------------------------------------------------------------------------
                                                  21,100,100   26,775,900
--------------------------------------------------------------------------
                                                 $22,061,400  $27,825,700
--------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                          General       Limited
                                          Partner      Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1994                                    $ (579,300)  $32,781,600  $32,202,300
Net (loss) for the year ended December
 31, 1994                                   (23,400)   (2,319,400)  (2,342,800)
Distributions for the year ended
 December 31, 1994                         (180,500)   (1,624,100)  (1,804,600)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1994                                  (783,200)   28,838,100   28,054,900
Net income for the year ended December
 31, 1995                                     5,300       520,300      525,600
Distributions for the year ended
 December 31, 1995                         (180,500)   (1,624,100)  (1,804,600)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1995                                  (958,400)   27,734,300   26,775,900
Net income for the year ended December
 31, 1996                                 1,097,100     2,994,100    4,091,200
Distributions for the year ended
 December 31, 1996                         (180,500)   (9,586,500)  (9,767,000)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1996                                 $ (41,800)  $21,141,900  $21,100,100
-------------------------------------------------------------------------------

                                                                             A-3
    The accompanying notes are an integral part of the financial statements.

             FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s except per Unit amounts)


                                           1996       1995       1994
--------------------------------------------------------------------------
Income:
 Rental                                 $4,454,400 $4,727,500 $ 4,603,200
 Interest                                  248,300    220,600     148,700
 Gain on sale of property                2,496,400
--------------------------------------------------------------------------
                                         7,199,100  4,948,100   4,751,900
--------------------------------------------------------------------------
Expenses:
 Depreciation and amortization           1,108,700  1,027,700   1,059,200
 Property operating:
  Affiliates                               209,800    276,600     297,400
  Nonaffiliates                            639,500    589,600     574,100
 Real estate taxes                         364,200    410,700     403,700
 Insurance--Affiliate                       52,100     49,100      67,000
 Repairs and maintenance                   571,200    581,200     527,100
 General and administrative:
  Affiliates                                40,400     40,800      33,800
  Nonaffiliates                            122,000    146,800     132,400
 Provision for value impairment                     1,300,000   4,000,000
--------------------------------------------------------------------------
                                         3,107,900  4,422,500   7,094,700
--------------------------------------------------------------------------
Net income (loss)                       $4,091,200 $  525,600 $(2,342,800)
--------------------------------------------------------------------------
Net income (loss) allocated to General
 Partner                                $1,097,100 $    5,300 $   (23,400)
--------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners                               $2,994,100 $  520,300 $(2,319,400)
--------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit (688,194 Units
 outstanding)                           $     4.35 $     0.76 $     (3.37)
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                                  1996        1995        1994
-----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                             $4,091,200  $  525,600  $(2,342,800)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
   activities:
  Depreciation and amortization                 1,108,700   1,027,700    1,059,200
  (Gain) on sale of property                   (2,496,400)
  Provisions for value impairment                           1,300,000    4,000,000
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable        (14,900)    (22,900)      18,200
   Decrease (increase) in other assets             17,000     (16,100)       1,500
   (Decrease) increase in accounts payable
    and accrued expenses                          (63,100)     12,700     (125,800)
   Increase (decrease) in due to Affiliates         6,500     (26,800)      10,500
   (Decrease) increase in other liabilities       (26,700)     49,600       (4,300)
-----------------------------------------------------------------------------------
    Net cash provided by operating activities   2,622,300   2,849,800    2,616,500
-----------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements  (1,345,900) (1,233,800)    (201,700)
 (Increase) in investments in debt securities  (1,116,400)
 Proceeds from sale of property                 7,961,700
-----------------------------------------------------------------------------------
    Net cash provided by (used for) investing
     activities                                 5,499,400  (1,233,800)    (201,700)
-----------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                (9,767,000) (1,804,600)  (1,605,800)
 (Decrease) increase in security deposits          (5,200)     12,400        4,600
-----------------------------------------------------------------------------------
    Net cash (used for) financing activities   (9,772,200) (1,792,200)  (1,601,200)
-----------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
 equivalents                                   (1,650,500)   (176,200)     813,600
Cash and cash equivalents at the beginning of
 the year                                       3,829,000   4,005,200    3,191,600
-----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the
 year                                          $2,178,500  $3,829,000  $ 4,005,200
-----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

             FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP NOTES TO FINANCIAL STATEMENTS

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

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their income tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the individual Partners; therefore, the disclosure of the difference between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial and residential rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their respective estimated useful lives. Lease acquisition fees are recorded at cost and amortized using the straight-line method over the life of each respective lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated on the straight-line method over the estimated life of such improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets is impaired, and if so, how impairment losses should be measured and reported in the financial statements. Management is not aware of any indicator that would result in any significant impairment loss. The Standard also addressed the accounting for long-lived assets to be disposed. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis.

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale is recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements. As of December 31, 1996, these securities had a fair market value of $1,113,500 and unrealized (losses) of $(2,900). Substantially all of these securities had maturities of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair value of all financial instruments, including cash and cash equivalents was not materially different from the carrying values at December 31, 1996 and 1995.

Deferred insurance premiums paid on the Continental Casualty Company (CNA) insurance policy are amortized on the straight-line method over a ten-year period ending in the year 2001.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner is entitled to receive subsequent to July 31, 1990, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, with respect to such fiscal quarter. The Portfolio Management Fee is an amount equal to the lesser of (i) 0.625% of the gross value of the Partnership's assets plus, to the extent the Portfolio Management Fee paid in

             FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP any prior year was less than 0.625% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate distributable Cash Flow (as defined in the Partnership Agreement) (computed prior to deduction for Portfolio Management Fees) for such fiscal year. For the years ended December 31, 1996, 1995 and 1994, the General Partner was entitled to and received a Portfolio Management Fee of $180,500, annually.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated (prior to giving effect to any distributions of Sale Proceeds from said Major Capital Event): first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated (prior to giving effect to any distribution of Sale Proceeds from said Major Capital Event): first, Net Profits in the amount of the Minimum Gain attributable to the property that is the subject of such Major Capital Event are allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of the amounts, if any, of Sale Proceeds to be distributed to the General Partner or each such Limited Partner with respect to such Major Capital Event pursuant to the Partnership Agreement; and third, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Notwithstanding the foregoing, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1996, the General Partner was allocated Net Profits of $1,097,100 which included a gain on sale of property of $1,081,200. For the year ended December 31, 1995, the General Partner was allocated Net Profits of $5,300, which included a (loss) from a provision for value impairment of $(13,000). For the year ended December 31, 1994, the General Partner was allocated Net (Losses) of $(23,400), which included a (loss) from a provision for value impairment of $(40,000).

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                     For the Years Ended December 31,
                            --------------------------------------------------
                                  1996             1995             1994
                            ---------------- ---------------- ----------------
                              Paid   Payable   Paid   Payable   Paid   Payable
------------------------------------------------------------------------------
Property management and
 leasing fees               $186,400 $12,300 $304,700 $ 9,200 $270,900 $38,700
Reimbursement of property
 insurance premiums, at
 cost                         52,100    None   49,100    None   64,300    None
Reimbursement of expenses,
 at cost:
 --Accounting                 25,100   2,300   19,500   5,700   21,000   3,100
 --Investor communication     10,500     400   15,000   1,600    9,800   1,500
 --Legal                      22,700   8,000   22,400    None   19,600    None
 --Other                        None    None      100    None     None    None
------------------------------------------------------------------------------
                            $296,800 $23,000 $410,800 $16,500 $385,600 $43,300
------------------------------------------------------------------------------

On-site property management for the Partnership's properties is provided by Affiliates of the General Partner for fees ranging from 3% to 6% of gross rents received from the properties.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases for the next five years and thereafter at Lakeview as of December 31, 1996 was as follows (excludes Carrollton, which was sold during the first quarter of 1997):

                    1997        $ 2,395,400
                    1998          2,167,000
                    1999          1,932,600
                    2000          1,672,900
                    2001          1,372,000
                    Thereafter    4,540,900
                             --------------
                                $14,080,800
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax expense reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1996, 1995, and 1994 were $67,400, $79,300, and $3,900, respectively.

4. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. The net effect of these accounting differences for the year ended December 31, 1996 was that the income for tax reporting purposes was greater than the net income for financial statement purposes by $12,300. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1996 was $28,775,900.

             FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP

5. DEFERRED INSURANCE PREMIUM:

The Partnership obtained an insurance policy (the "Policy") from CNA which will, in effect, insure that, if all Net Proceeds of the Offering are invested or allocated to investment in properties, the cumulative amount of Insured Cash Available for Distribution from all sources, as determined in accordance with the Policy and related agreements, including the Appraised Values of the properties then owned by the Partnership, will equal at least 100% of an amount equal to the Original Capital Contribution on the tenth anniversary of the day on which the last property was acquired by the Partnership (the Final Acquisition Date). Liability and the amount of payment under the Policy will be subject to certain conditions and limitations. The Policy is intended to cover economic or functional obsolescence of the properties, but does not apply to certain losses, costs, penalties or expenses. Payments of any amounts due under the Policy will be made to the Partnership after the tenth anniversary of the Final Acquisition Date. The premium for the Policy equaled 4.6% of the Original Capital Contribution allocated to properties, payable to CNA as and when each property which was endorsed under the Policy was acquired. The Policy is not a guarantee that Limited Partners will receive distributions equal to 100% of their Original Capital Contributions to the Partnership.

6. PROPERTY SALE:

On October 15, 1996 the Partnership consummated the sale of Telegraph Hill Apartments, located in Albuquerque, New Mexico, for a sale price of $8,100,000. Sale Proceeds (as defined in the Partnership Agreement) from this transaction approximated $7,961,700, which is net of selling expenses. The Partnership recorded a net gain of $2,496,400 in connection with this sale. On November 30, 1996, the Partnership distributed all of the Sale Proceeds to Limited Partners of record as of October 15, 1996. For tax reporting purposes the Partnership reported a net gain of $2,292,500 for the year ended December 31, 1996.

7. PROVISION FOR VALUE IMPAIRMENT:

Due to regional factors and other matters relating specifically to the Partnership's office property, there was uncertainty as to the Partnership's ability to recover the net carrying value of Lakeview during its estimated holding period. Accordingly, it was deemed appropriate to reduce the basis of Lakeview by recording (losses) from provisions for value impairment of $(1,300,000) and $(4,000,000) during the years ended December 31, 1995 and 1994, respectively. The provisions for value impairment were considered noncash events for the purpose of the Statements of Cash Flows and were not utilized in the determination of Cash Flow (as defined in the Partnership Agreement).

8. SUBSEQUENT EVENT:

On January 17, 1997, the Joint Venture in which the Partnership owns a 50% interest sold Carrollton Crossroads Shopping Center, located in Carrollton, Georgia for $18,100,000, of which the Partnership's share was $9,050,000. The Partnership will report a gain from this disposition of approximately $300,000 during 1997. On May 31, 1997 the Partnership will distribute substantially all of the $8,853,200 of Sale Proceeds to Limited Partners of record as of January 17, 1997.

             FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996


    Column A                     Column C                  Column D                        Column E
-----------------        -------------------------  ------------------------- ---------------------------------------

                                Initial cost            Costs capitalized              Gross amount at which
                               to Partnership       subsequent to acquisition      carried at close of period
                         -------------------------  ------------------------- ---------------------------------------
                                        Buildings                                          Buildings
                                           and                                                and
                                         Improve-     Improve-    Carrying                  Improve-
    Description             Land          ments        ments        Costs (1)    Land        ments       Total (2)(3)
--------------------     ----------    -----------   ----------   ----------- ----------  -----------    ------------
Office Building:
---------------
Lakeview Office Park,
 Buildings II and III
 (Indianapolis, IN) (4)  $1,606,800    $13,018,100   $3,589,400   $ 79,000    $1,234,800  $11,758,500     $12,993,300(5)

Shopping Center:
---------------
Carrollton Crossroads
 Shopping Center
 (Carrollton, GA) (9)
 (50% interest)           1,002,500      7,766,800    1,579,600     76,200     1,002,500    9,422,600      10,425,100
                         ----------    -----------   ----------   --------    ----------  -----------     -----------

                         $2,609,300    $20,784,900   $5,169,000   $155,200    $2,237,300  $21,181,100     $23,418,400
                         ==========    ===========   ==========   ========    ==========  ===========     ===========

Column B - Not Applicable.

                                Column F     Column G    Column H     Column I
                                ---------    ----------  --------   ------------
                                                                     Life on
                                                                      which
                                                                     deprecia-
                                                                    tion in lat-
                                 Accumu-                            est income
                                  lated       Date of                statements
                                Deprecia-     construc-    Date       is com-
    Description                  tion (2)      tion      Acquired      puted
--------------------            ---------    ----------  --------   ------------
Office Building:
---------------
Lakeview Office Park,
 Buildings II and III                                                  35 (7)
 (Indianapolis, IN) (4)         $3,617,100       (6)      5/89        2-7 (8)

Shopping Center:
---------------
Carrollton Crossroads
 Shopping Center
 (Carrollton, GA) (9)                                                  35 (7)
 (50% interest)                  1,882,300       1988      11/88      3-5 (8)
                                ----------
                                $5,499,400
                                ==========

                 See accompanying notes on the following page.

             FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2. The following is a reconciliation of activity in columns E and F:

                  December 31, 1996             December 31, 1995              December 31, 1994
              ---------------------------   --------------------------    --------------------------
                             Accumulated                  Accumulated                   Accumulated
                 Cost        Depreciation      Cost       Depreciation       Cost       Depreciation
              -----------    ------------   -----------   ------------    -----------   ------------
Balance at
 beginning
 of year      $28,333,600     $5,359,700    $28,399,800    $4,505,200     $32,198,100    $3,520,700

Additions
 during
 period:

Improve-
 ments          1,345,900                     1,233,800                       201,700

Provisions
 for
 depreciation                    935,500                      854,500                       984,500

Deductions
 during
 period:

Cost of real
 estate sold   (6,261,100)

Accumulated
 depreciation
 on real
 estate sold                    (795,800)

Provisions
 for value
 impairment                                  (1,300,000)                   (4,000,000)
              -----------     ----------    -----------    ----------     -----------    ----------
Balance at
 end of year  $23,418,400     $5,499,400    $28,333,600    $5,359,700     $28,399,800    $4,505,200
              ===========     ==========    ===========    ==========     ===========    ==========

Note 3. The aggregate cost for federal income tax purposes as of December 31, 1996 was $28,775,900.

Note 4. Costs capitalized included payments to the seller to satisfy the Partnership's obligation under an earnout agreement.

Note 5. Includes provisions for value impairment totaling $5,300,000.

Note 6. Lakeview Office Park Building II was completed in 1987; Lakeview Office Park Building III was completed in 1988.

Note 7. Estimated useful life for building.

Note 8. Estimated useful life for improvements.

Note 9. On January 17, 1997, this property was sold.