Form 10-Q
period 1997-03-31
FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP
filed 1997-05-15
CIK 819253

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     March 31, 1997
                             --------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from -------------------- to -------------------

     Commission File Number                        0-17610
                             --------------------------------------------------

             First Capital Insured Real Estate Limited Partnership
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Illinois                                               36-3525946
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois         60606-2607
--------------------------------------------------------    -------------------
(Address of principal executive offices)                         (Zip Code)

                                (312) 207-0020
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  March 31,
                                                    1997      December 31,
                                                 (Unaudited)      1996
--------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 1,234,800  $ 2,237,300
 Buildings and improvements                       11,758,500   21,181,100
--------------------------------------------------------------------------
                                                  12,993,300   23,418,400
Accumulated depreciation and amortization         (3,752,500)  (5,499,400)
--------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    9,240,800   17,919,000
Cash and cash equivalents                          9,463,600    2,178,500
Investments in debt securities                     2,717,000    1,116,400
Rents receivable                                     203,700      139,000
Deferred insurance premium (net of accumulated
 amortization of $992,700 and $949,400,
 respectively)                                       664,100      707,400
Other assets                                             500        1,100
--------------------------------------------------------------------------
                                                 $22,289,700  $22,061,400
--------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   418,200  $   352,700
 Due to Affiliates                                    19,400       23,000
 Distributions payable                             9,194,300      451,100
 Security deposits                                    69,400       88,100
 Other liabilities                                       500       46,400
--------------------------------------------------------------------------
                                                   9,701,800      961,300
--------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                           (30,700)     (41,800)
 Limited Partners (688,194 Units issued and
  outstanding)                                    12,618,600   21,141,900
--------------------------------------------------------------------------
                                                  12,587,900   21,100,100
--------------------------------------------------------------------------
                                                 $22,289,700  $22,061,400
--------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                          General      Limited
                                          Partner     Partners       Total
------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1996                                    $ (958,400) $27,734,300  $26,775,900
Net income for the year ended December
 31, 1996                                 1,097,100    2,994,100    4,091,200
Distributions for the year ended
 December 31, 1996                         (180,500)  (9,586,500)  (9,767,000)
------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1996                                   (41,800)  21,141,900   21,100,100
Net income for the quarter ended
 March 31, 1997                              45,500      636,600      682,100
Distributions for the quarter ended
 March 31, 1997                             (34,400)  (9,159,900)  (9,194,300)
------------------------------------------------------------------------------
Partners' (deficit) capital,
 March 31, 1997                          $  (30,700) $12,618,600  $12,587,900
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $  758,400 $1,228,700
 Interest                                             142,600     48,500
 Gain on sale of property                             316,900
------------------------------------------------------------------------
                                                    1,217,900  1,277,200
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        178,700    309,700
 Property operating:
  Affiliates                                           25,900     63,700
  Nonaffiliates                                       129,200    176,900
 Real estate taxes                                     63,200    111,700
 Insurance--Affiliate                                   6,000     10,900
 Repairs and maintenance                               91,300    167,100
 General and administrative:
  Affiliates                                            7,700     13,200
  Nonaffiliates                                        33,800     40,700
------------------------------------------------------------------------
                                                      535,800    893,900
------------------------------------------------------------------------
Net income                                         $  682,100 $  383,300
------------------------------------------------------------------------
Net income allocated to General Partner            $   45,500 $    3,800
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  636,600 $  379,500
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (688,194 Units outstanding)                       $     0.93 $     0.55
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1997         1996
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                          $   682,100  $  383,300
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          178,700     309,700
  Gain on sale of property                              (316,900)
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable               (64,700)    100,500
   Decrease in other assets                                  600      17,000
   Increase in accounts payable and accrued expenses      65,500     183,500
   (Decrease) increase in due to Affiliates               (3,600)     26,200
   (Decrease) in other liabilities                       (45,900)    (13,700)
-----------------------------------------------------------------------------
    Net cash provided by operating activities            495,800   1,006,500
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                       (186,000)
 Proceeds from sale of property                        8,859,700
 (Increase) in investments in debt securities, net    (1,600,600)
-----------------------------------------------------------------------------
    Net cash provided by (used for) investing
     activities                                        7,259,100    (186,000)
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                         (451,100)   (451,100)
 (Decrease) in security deposits                         (18,700)     (1,500)
-----------------------------------------------------------------------------
    Net cash (used for) financing activities            (469,800)   (452,600)
-----------------------------------------------------------------------------
Net increase in cash and cash equivalents              7,285,100     367,900
Cash and cash equivalents at the beginning of the
 period                                                2,178,500   3,829,000
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $ 9,463,600  $4,196,900
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1997, are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

Commercial rental property is recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over the estimated useful live. Lease acquisition fees are recorded at cost and amortized using the straight-line method over the life of each respective lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated on the straight-line method over the estimated life of such improvements.

The Partnership evaluates its rental property when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its carrying basis. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to estimated fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Gains on sales are recognized in accordance with GAAP.

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements. As of March 31, 1997, these securities had a fair market value of $2,714,500 and unrealized (losses) of $(2,500). Substantially all of these securities had maturities of less than one year when purchased.

Deferred insurance premiums paid on the Continental Casualty Company (CNA) insurance policy are amortized on the straight-line method over a ten-year period ending in the year 2001.

Certain reclassifications have been made to the previously reported 1996 statements in order to provide comparability with the 1997 statements. These reclassifications had no effect on net income or Partners' (deficit) capital.

Reference is made to the Partnership's Annual Report for the year ended December 31, 1996, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' (deficit) capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner is entitled to receive subsequent to July 31, 1990, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, with respect to such fiscal quarter. The Portfolio Management Fee is an amount equal to the lesser of (i) 0.625% of the gross value of the Partnership's assets plus, to the extent the Portfolio Management Fee paid in any prior quarter was less than 0.625% of the gross value of the Partnership's assets in such prior quarter, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal quarter, from an amount equal to 10% of the Partnership's aggregate distributable Cash Flow (as defined in the Partnership Agreement) (computed prior to deduction for Portfolio Management
Fees) for such fiscal quarter. For the three months ended March 31, 1997 and 1996, the General Partner was entitled to a Portfolio Management Fee of $34,400 and $45,100, respectively.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated (prior to giving effect to any distributions of Sale Proceeds from said Major Capital Event): first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated (prior to giving effect to any distribution of Sale Proceeds from said Major Capital Event): first, Net Profits in the amount of the Minimum Gain attributable to the property that is the subject of such Major Capital Event are allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of the amounts, if any, of Sale Proceeds to be distributed to the General Partner or each such Limited Partner with respect to such Major Capital Event pursuant to the Partnership Agreement; and third, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Notwithstanding the foregoing, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the three months ended March 31, 1997 and 1996, the General Partner was allocated Net Profits of $45,500 and $3,800, respectively. Net income allocated to the General Partner for 1997 included a gain on sale of $41,800.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1997 were as follows:

                                                        Paid   Payable
----------------------------------------------------------------------
Property management and leasing fees                   $39,200 $ 8,800
Reimbursement of property insurance premiums, at cost     None   6,000
Reimbursement of expenses, at cost:
 --Accounting                                            2,300   3,800
 --Investor communication                                  700     800
 --Legal                                                 1,100    None
----------------------------------------------------------------------
                                                       $43,300 $19,400
----------------------------------------------------------------------

On-site property management for the Partnership's properties is provided by Affiliates of the General Partner for fees ranging from 3% to 6% of gross rents received from the properties.

3. PROPERTY SALE:

On January 17, 1997, the joint venture in which the Partnership owns a 50% interest sold Carrollton Crossroads Shopping Center, located in Carrollton, Georgia for $18,100,000, of which the Partnership's share was $9,050,000. The Partnership reported a gain of $316,900 during the three months ended March 31, 1997 from this transaction. On May 31, 1997, the Partnership will distribute substantially all of the $8,859,700 of Sale Proceeds to Limited Partners of record as of January 17, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Reference is made to the Partnership's Annual Report for the year ended December 31, 1996 for a discussion of the Partnership's business.

During 1996, the Partnership entered the disposition phase. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effects of property sales. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. During 1996 and 1997, the Partnership sold two of its three properties. For additional information, see Note 3 in Notes to Financial Statements and the Partnership's Annual Report for the year ended December 31, 1996.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters ended March 31, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                             Comparative
                        Operating Results (a)
                      For the Three Months Ended
                        3/31/97        3/31/96
-------------------------------------------------
LAKEVIEW OFFICE PARK, BUILDING II &
 III
Rental revenues            $638,800      $597,900
-------------------------------------------------
Property net income        $210,600      $123,000
-------------------------------------------------
Average occupancy              100%           92%
-------------------------------------------------
TELEGRAPH HILL APARTMENTS (B)
Rental revenues                          $321,200
-------------------------------------------------
Property net income                      $137,800
-------------------------------------------------
Average occupancy                             89%
-------------------------------------------------
CARROLLTON CROSSROADS SHOPPING CENTER (50%) (C)
Rental revenues                          $309,600
-------------------------------------------------
Property net income                      $174,500
-------------------------------------------------
Average occupancy                             98%
-------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as Partnership interest income, general and administrative expenses and amortization of the deferred insurance premium on the CNA policy or are related to properties previously sold by the Partnership.
(b) Telegraph Hill Apartments ("Telegraph") was sold on October 15, 1996.
(c) Carrollton Crossroads Shopping Center ("Carrollton") was sold on January 17, 1997.

Net income for the three months ended March 31, 1997 increased by $298,800 when compared to the three months ended March 31, 1996. The comparison of the periods was significantly affected by the 1997 sale of Carrollton and the 1996 sale of Telegraph. Net income, exclusive of the gain on Carrollton's sale and the operating results of Carrollton and Telegraph, increased by $215,800. The increase was primarily the result of improved operating results at Lakeview Office Park, Buildings II & III ("Lakeview") and an increase in interest income earned on the Partnership's short-term investments which was due to an increase in the cash available for investment predominately related to the cash proceeds from the sale of Carrollton. Also contributing to the increase in net income was a decrease in general and administrative expenses which was primarily due to a decrease in personnel costs and accounting fees.

The following comparative discussion includes only Lakeview, which is the Partnership's sole remaining property.

Rental revenues increased by $40,900 or 6.9% for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase for the quarterly periods under comparison was primarily due to an increase in base rent at Lakeview which was the result of the increase in the average occupancy rate. Also contributing to the increase was the receipt in 1997 of consideration for the early termination of a tenant's lease.

Depreciation and amortization expense decreased by $17,000 for the three-month periods under comparison. The decrease was due to the fact that the depreciable lives of certain assets placed in service prior to 1996 expired in 1996.

Property operating expenses increased by $5,600 for the three-month periods under comparison. The increase was primarily due to an increase in utilities which was partially due to the increase in occupancy as well as to an increase in rates.

Repairs and maintenance decreased by $29,000 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The decrease was primarily the result of decreases in architectural services.

To maintain the occupancy level at the Partnership's property, the General Partner, through its Affiliated asset and property management group, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) cold-calling other businesses and tenants in the market area; and 5) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its property. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income in a Fiscal year, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                                           Comparative
                                                        Cash Flow Results
                                                        For the Quarters
                                                              Ended
                                                       3/31/97     3/31/96
-----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $  509,500  $  647,900
Items of reconciliation:
 General Partner's Portfolio Management Fee               34,400      45,100
 (Increase) decrease in current assets                   (64,100)    117,500
 Increase in current liabilities                          16,000     196,000
-----------------------------------------------------------------------------
Net cash provided by operating activities             $  495,800  $1,006,500
-----------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $7,259,100  $ (186,000)
-----------------------------------------------------------------------------
Net cash (used for) financing activities              $ (469,800) $ (452,600)
-----------------------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) decreased by $138,400 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The decrease was primarily due to the absence of results from the Partnership's two sold properties, Telegraph and Carrollton, partially offset by improved operating results at Lakeview, exclusive of depreciation and amortization.

The increase in the Partnership's cash position for the three months ended March 31, 1997 was primarily the result of proceeds from the sale of Carrollton and net cash provided by operations exceeding investments in debt securities and distributions paid to Partners. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership, as of March 31, 1997 were comprised of amounts held for working capital purposes and Sale Proceeds to be distributed on May 31, 1997.

Net cash provided by operating activities decreased by $510,700 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The decrease was primarily due to the absence of operating results from Carrollton and Telegraph together with the timing of the payment of certain expenses at Lakeview. Partially offsetting the decrease was an increase in interest income.

Net cash (used for) provided by investing activities changed from $(186,000) for the three months ended March 31, 1996 to $7,259,100 for the three months ended March 31, 1997. The change was primarily the result of the receipt of proceeds from the sale of Carrollton. The change was partially offset by an increase in investments in debt securities. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these funds while they are held for working capital purposes and distributions to Limited Partners. These investments are of investment-grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures, such as capital and tenant improvements and leasing costs. The Partnership made no expenditures for improvements or leasing during the three months ended March 31, 1997, but has projected to spend approximately $140,000 at Lakeview during the remainder of 1997. Actual amounts expended may vary depending on a number of factors including actual leasing activity and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to maintain Lakeview's occupancy in a competitive market, maximize rental rates charged to new and renewing tenants and to prepare the property for eventual disposition.

Net cash used for financing activities, comprised substantially of distributions paid to Partners, remained relatively unchanged for the periods under comparison.

On January 17, 1997, the joint venture in which the Partnership has a 50% interest completed the sale of Carrollton. The Partnership's share of net proceeds generated from this sale amounted to $8,859,700. In connection with this sale, the Partnership declared a special distribution in the amount of $8,850,200 or $12.86 per Unit. This special distribution will be paid on May 31, 1997 to Limited Partners of record as of January 17, 1997.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to capital and tenant improvements and leasing costs that may be necessary at the Partnership's remaining property until sold. As a result of this, cash continues to be retained to supplement working capital reserves. For the three months ended March 31, 1997, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $199,800.

Distributions to Limited Partners for the quarter ended March 31, 1997 were declared in the amount of $309,700 or $0.45 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, with the exception of the distribution of Sale Proceeds to Limited Partners on May 31, 1997, there can be no assurance as to the amount of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits: None

        (b) Reports on Form 8-K:

        A Report on Form 8-K was filed on February 3, 1997, reporting the sale of Carrollton Crossroads Shopping Center, located in Carrollton, Georgia.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP

                         By: FIRST CAPITAL FINANCIAL CORPORATION
                             GENERAL PARTNER

Date:  May 15, 1997      By:  /s/  DOUGLAS CROCKER II
       ------------           -------------------------------------
                                   DOUGLAS CROCKER II
                              President and Chief Executive Officer

Date:  May 15, 1997      By:  /s/  NORMAN M. FIELD
       ------------           --------------------------------------
                                   NORMAN M. FIELD
                              Vice President - Finance and Treasurer