Form 10-Q
period 1997-06-30
FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP
filed 1997-08-13
CIK 819253

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                           June 30, 1997
                                    --------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                        to
                                    ----------------------    ------------------

      Commission File Number                            0-17610
                                    --------------------------------------------


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  June 30,
                                                    1997      December 31,
                                                 (Unaudited)      1996
--------------------------------------------------------------------------
ASSETS
Investment in commercial and residential rental
 properties:
 Land                                            $ 1,234,800  $ 2,237,300
 Buildings and improvements                       11,844,300   21,181,100
--------------------------------------------------------------------------
                                                  13,079,100   23,418,400
Accumulated depreciation and amortization         (3,902,300)  (5,499,400)
--------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    9,176,800   17,919,000
Cash and cash equivalents                          1,149,000    2,178,500
Investments in debt securities                     2,199,200    1,116,400
Rents receivable                                      80,500      139,000
Deferred insurance premium (net of accumulated
 amortization of $1,036,000 and $949,400,
 respectively)                                       620,800      707,400
Other assets                                                        1,100
--------------------------------------------------------------------------
                                                 $13,226,300  $22,061,400
--------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   356,600  $   352,700
 Due to Affiliates                                    11,400       23,000
 Security deposits                                    66,000       88,100
 Distributions payable                               344,100      451,100
 Other liabilities                                                 46,400
--------------------------------------------------------------------------
                                                     778,100      961,300
--------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                     (63,000)     (41,800)
 Limited Partners (688,194 Units issued and
  outstanding)                                    12,511,200   21,141,900
--------------------------------------------------------------------------
                                                  12,448,200   21,100,100
--------------------------------------------------------------------------
                                                 $13,226,300  $22,061,400
--------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                         General      Limited
                                         Partner     Partners       Total
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1996                        $ (958,400) $27,734,300  $26,775,900
Net income for the year ended
 December 31, 1996                       1,097,100    2,994,100    4,091,200
Distributions for the year ended
 December 31, 1996                        (180,500)  (9,586,500)  (9,767,000)
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1996                         (41,800)  21,141,900   21,100,100
Net income for the six months ended
 June 30, 1997                              47,600      838,900      886,500
Distributions for the six months ended
 June 30, 1997                             (68,800)  (9,469,600)  (9,538,400)
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1997                          $  (63,000) $12,511,200  $12,448,200
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     1997      1996
----------------------------------------------------------------------
Income:
 Rental                                            $628,300 $1,200,800
 Interest                                           128,600     57,300
----------------------------------------------------------------------
                                                    756,900  1,258,100
----------------------------------------------------------------------
Expenses:
 Depreciation and amortization                      193,100    291,200
 Property operating:
  Affiliates                                         56,400     43,200
  Nonaffiliates                                      64,200    120,400
 Real estate taxes                                   51,900     89,900
 Insurance--Affiliate                                 5,600     15,200
 Repairs and maintenance                            100,500    139,300
 General and administrative:
  Affiliates                                         10,000     10,500
  Nonaffiliates                                      57,300     33,500
 Additional expense on sale of property              13,500
----------------------------------------------------------------------
                                                    552,500    743,200
----------------------------------------------------------------------
Net income                                         $204,400 $  514,900
----------------------------------------------------------------------
Net income allocated to General Partner            $  2,100 $    5,200
----------------------------------------------------------------------
Net income allocated to Limited Partners           $202,300 $  509,700
----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (688,194 Units outstanding)                       $   0.29 $     0.74
----------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $1,386,700 $2,429,500
 Interest                                             271,200    105,800
 Gain on sale of property                             303,400
------------------------------------------------------------------------
                                                    1,961,300  2,535,300
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        371,800    600,900
 Property operating:
  Affiliates                                           82,300    106,900
  Nonaffiliates                                       193,400    297,300
 Real estate taxes                                    115,100    201,600
 Insurance--Affiliate                                  11,600     26,100
 Repairs and maintenance                              191,800    306,400
 General and administrative:
  Affiliates                                           17,700     23,700
  Nonaffiliates                                        91,100     74,200
------------------------------------------------------------------------
                                                    1,074,800  1,637,100
------------------------------------------------------------------------
Net income                                         $  886,500 $  898,200
------------------------------------------------------------------------
Net income allocated to General Partner            $   47,600 $    9,000
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  838,900 $  889,200
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (688,194 Units outstanding)                       $     1.22 $     1.29
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1997        1996
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $  886,500  $  898,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              371,800     600,900
  Gain on sale of property                                  (303,400)
  Changes in assets and liabilities:
   Decrease in rents receivable                               58,500      33,500
   Decrease in other assets                                    1,100      17,000
   Increase in accounts payable and accrued expenses           3,900      17,000
   (Decrease) increase in due to Affiliates                  (11,600)      4,000
   (Decrease) in other liabilities                           (46,400)    (55,900)
---------------------------------------------------------------------------------
    Net cash provided by operating activities                960,400   1,514,700
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                (85,800)   (504,500)
 Proceeds from sale of property                            8,846,200
 (Increase) in investments in debt securities             (1,082,800) (2,694,600)
---------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities   7,677,600  (3,199,100)
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                           (9,645,400)   (902,200)
 (Decrease) increase in security deposits                    (22,100)      8,300
---------------------------------------------------------------------------------
    Net cash (used for) financing activities              (9,667,500)   (893,900)
---------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents               (1,029,500) (2,578,300)
Cash and cash equivalents at the beginning of the period   2,178,500   3,829,000
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $1,149,000  $1,250,700
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1997
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1997, are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

Commercial rental property is recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over the estimated useful life. Upon classifying a rental property as held for disposition, no depreciation or amortization is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized using the straight-line method over the life of each respective lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated on the straight-line method over the estimated life of such improvements.

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

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner is entitled to receive subsequent to July 31, 1990, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, with respect to such fiscal quarter. The Portfolio Management Fee is an amount equal to the lesser of (i) 0.625% of the gross value of the Partnership's assets plus, to the extent the Portfolio Management Fee paid in any prior quarter was less than 0.625% of the gross value of the Partnership's assets in such prior quarter, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal quarter, from an amount equal to 10% of the Partnership's aggregate distributable Cash Flow (as defined in the Partnership Agreement) (computed prior to deduction for Portfolio Management
Fees) for such fiscal quarter. For the quarter and six months ended June 30, 1997, the General Partner was entitled to a Portfolio Management Fee of $34,400 and $68,800, respectively.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated (prior to giving effect to any distributions of Sale Proceeds from said Major Capital Event): first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated (prior to giving effect to any distribution of Sale Proceeds from said Major Capital Event): first, Net Profits in the amount of the Minimum Gain attributable to the property that is the subject of such Major Capital Event are allocated to the General Partner and Limited Partners with negative balances in their

Capital Accounts, in proportion to and to the extent of such negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of the amounts, if any, of Sale Proceeds to be distributed to the General Partner or each such Limited Partner with respect to such Major Capital Event pursuant to the Partnership Agreement; and third, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Notwithstanding the foregoing, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1997, the General Partner was allocated Net Profits of $2,100 and $47,600, respectively. Net income allocated to the General Partner for 1997 included a gain on sale of $41,800.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1997 were as follows:

                                                        Paid
                                                  ----------------
                                                            Six
                                                  Quarter  Months  Payable
--------------------------------------------------------------------------
Property management and leasing fees              $40,100 $ 79,300 $10,900
Reimbursement of property insurance premiums, at
 cost                                              11,600   11,600    None
Reimbursement of expenses, at cost:
 --Accounting                                       3,900    6,200     300
 --Investor communication                           2,000    2,700     200
 --Legal                                           22,500   23,600    None
--------------------------------------------------------------------------
                                                  $80,100 $123,400 $11,400
--------------------------------------------------------------------------

On-site property management for the Partnership's properties is provided by Affiliates of the General Partner for fees ranging from 3% to 6% of gross rents received from the properties.


3. PROPERTY SALE

On January 17, 1997, the joint venture in which the Partnership owns a 50% interest sold Carrollton Crossroads Shopping Center, located in Carrollton, Georgia for $18,100,000, of which the Partnership's share was $9,050,000. The Partnership reported a gain of $303,400 for the six months ended June 30, 1997 from this transaction. On May 31, 1997, the Partnership distributed $8,850,200 or $12.86 per Unit of the Sales Proceeds to Limited Partners of record as of January 17, 1997.

4. SUBSEQUENT EVENT

On August 4, 1997, the Partnership entered into an agreement to sell Lakeview Office Park Buildings II & III, located in Indianapolis, Indiana. The Sale Agreement has established a price of $12,870,000 and the sale is expected to be completed during the third quarter. Despite the Partnership's receipt of a nonrefundable deposit of $50,000 from the purchaser, there can be no assurance that the sale will actually be completed under the terms of the agreement reached on August 4, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of its properties for the quarters and six months ended June 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative Operating Results (a)
                     For the Quarters   For the Six Months
                           Ended               Ended
                     6/30/97  6/30/96   6/30/97    6/30/96
------------------------------------------------------------
LAKEVIEW OFFICE PARK, BUILDINGS II & III
Rental revenues      $639,400 $559,000 $1,278,200 $1,156,900
------------------------------------------------------------
Property net income  $216,900 $235,800 $  427,500 $  358,800
------------------------------------------------------------
Average occupancy        100%      79%       100%        86%
------------------------------------------------------------
SOLD PROPERTIES
Rental revenues               $641,800            $  678,600
------------------------------------------------------------
Property net income           $312,500            $  624,800
------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as Partnership interest income, general and administrative expenses and amortization of the deferred insurance premium on the CNA policy.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and six months ended June 30, 1997 and 1996.

Net income for the six months ended June 30, 1997 decreased $11,700 when compared to the six months ended June 30, 1996. A significant factor affecting net income was the sales of Carrollton Crossroads Shopping Center ("Carrollton") and Telegraph Hill Apartments ("Telegraph") (collectively the "Sold Properties"). The absence of 1997 operating results from the Sold Properties was almost entirely offset by the gain recorded on the sale of Carrollton and an increase in net income at Lakeview Office Park Buildings II & III ("Lakeview"). Net income, exclusive of the effects of the sold properties, increased $246,300 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The increase was primarily due to an increase in income earned on the Partnership's short-term investments due to an increase in funds available for investment together with the improved operating results at Lakeview.

Net income for the quarter ended June 30, 1997 decreased $178,900 when compared to the quarter ended June 30, 1996. Exclusive of the Sold Properties net income increased $29,400 for the quarters under comparison. The increase was primarily the result of an increase in income earned on the Partnership's short-term investments, as previously discussed.

The following comparative discussion excludes the Sold Properties.

Rental revenues increased $80,400 or 14.4% and $121,300 or 10.5%, respectively, for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996. The increases were primarily the result of an increase in base rent at Lakeview which was the result of the increase in the average occupancy rate. The increases were partially offset by a decrease in tenant expense reimbursements which was due to the fact that estimated 1995 credits for overpayments due to tenants that were to be paid to tenants in 1996 were actually back-billings to tenants.

Property operating expenses increased $46,800 and $52,400, respectively, for the quarterly and six-month periods under comparison. The increases were primarily the result of increased property management fees at Lakeview resulting from an increase in rental revenues and the absence in 1997 of leasing commissions paid to outside brokers which are capitalized and reduce the amount due to the property management company. Also contributing to the increase was an increase in utility costs which is attributable to the increased occupancy at Lakeview.

Repairs and maintenance expenses increased $28,500 for the quarter ended June 30, 1997 when compared to the quarter ended June 30, 1996. The increase was primarily the result of an increase in janitorial services which was also due to the increase in occupancy at Lakeview. Repairs and maintenance expenses remained relatively unchanged for the six month periods under comparison.

Depreciation and amortization expense increased $16,400 for the quarterly periods under comparison. The increase was primarily the result of an increase in tenant improvements and capitalizable lease commission fees related to the new significant tenant at Lakeview. Depreciation and amortization expense remained relatively unchanged for the six month periods under comparison.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income in a fiscal year, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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


                                                           Comparative
                                                        Cash Flow Results
                                                       For the Six Months
                                                              Ended
                                                       6/30/97      6/30/96
------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $   886,100  $ 1,408,900
Items of reconciliation:
 Portfolio Management Fee                                 68,800       90,200
 Decrease in current assets                               59,600       50,500
 (Decrease) in current liabilities                       (54,100)     (34,900)
------------------------------------------------------------------------------
Net cash provided by operating activities            $   960,400  $ 1,514,700
------------------------------------------------------------------------------
Net cash provided by (used for) investing
 activities                                          $ 7,677,600  $(3,199,100)
------------------------------------------------------------------------------
Net cash (used for) financing activities             $(9,667,500) $  (893,900)
------------------------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) decreased $522,800 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The decrease was primarily due to the absence of operating results from the Partnership's Sold Properties, partially offset by improved operating results at Lakeview, exclusive of depreciation and amortization.

The decrease in the Partnership's cash position for the six months ended June 30, 1997 was primarily the result of investments in debt securities, distributions paid to Partners and expenditures for capital, tenant improvement and leasing costs exceeding net cash provided by operating activities and the sale of Carrollton. Liquid assets (including cash, cash equivalents and investments in debt securities) as of June 30, 1997 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased $554,300 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The decrease was primarily due to the absence of operating results from Carrollton and Telegraph. Partially offsetting the decrease was an increase in interest income together with the timing of the payment of certain expenses at Lakeview.

Net cash (used for) provided by investing activities changed from $(3,199,100) for the six months ended June 30, 1996 to $7,677,600 for the six months ended June 30, 1997. The change was primarily the result of the receipt of proceeds from the sale of Carrollton, partially offset by a lower amount of investments in debt securities and a decrease in expenditures made for capital, tenant improvements and leasing costs. The continued investment in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures, such as capital, tenant improvement and leasing costs.. The Partnership spent $85,800 at Lakeview during the six months ended June 30, 1997 and has projected to spend approximately $50,000 at Lakeview during the remainder of 1997. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, other market conditions throughout the year as well as the sale of the property. The General Partner believes these improvements and leasing costs are necessary in order to maintain Lakeview's occupancy in a competitive market.

Net cash used for financing activities increased $8,773,600 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The increase was primarily due to the special distribution of Carrollton's Sale Proceeds.

On January 17, 1997, the joint venture in which the Partnership has a 50% interest completed the sale of Carrollton. The Partnership's share of net proceeds generated from this sale amounted to $8,846,200. In connection with this sale, the Partnership declared a special distribution in the amount of $8,850,200 or $12.86 per Unit. This special distribution was paid on May 31, 1997 to Limited Partners of record as of January 17, 1997.

On August 4, 1997, the Partnership entered in to an agreement to sell Lakeview. The Sale Agreement has established a sale price of $12,870,000 and a closing in the third quarter. Despite the Partnership's receipt of a $50,000 nonrefundable deposit from the purchaser there can be no assurance that the sale will completed under the terms of the agreement.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the capital and tenant improvements and leasing costs that may be necessary to be made at the Partnership's remaining property until it is sold. As a result of this, cash continues to be retained to supplement working capital reserves. For the six months ended June 30, 1997, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves was $266,700.

Distributions to Limited Partners for the quarter ended June 30, 1997 were declared in the amount of $309,700 or $0.45 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership.

                          PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

        (a) Exhibits: None

        (b) Reports on Form 8-K:

            There were no reports filed on Form 8-K during the quarter ended June 30, 1997.

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

Date: August 14, 1997    By: /s/ DOUGLAS CROCKER II
      ---------------        --------------------------------------
                                 DOUGLAS CROCKER II
                             President and Chief Executive Officer

Date: August 14, 1997    By: /s/ NORMAN M. FIELD
      ---------------        --------------------------------------
                                 NORMAN M. FIELD
                             Vice President - Finance and Treasurer