Form 10-Q
period 1997-09-30
FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP
filed 1997-11-14
CIK 819253

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                   September 30, 1997
                          ------------------------------------------------------

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                 September 30,
                                                     1997      December 31,
                                                  (Unaudited)      1996
---------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $ 1,234,800  $ 2,237,300
 Buildings and improvements                        11,798,000   21,181,100
---------------------------------------------------------------------------
                                                   13,032,800   23,418,400
 Accumulated depreciation and amortization         (4,050,000)  (5,499,400)
---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     8,982,800   17,919,000
Cash and cash equivalents                           2,106,900    2,178,500
Investments in debt securities                      1,354,000    1,116,400
Rents receivable                                        5,500      139,000
Deferred insurance premium (net of accumulated
 amortization of $1,079,400 and $949,400,
 respectively)                                        577,400      707,400
Other assets                                                         1,100
---------------------------------------------------------------------------
                                                  $13,026,600  $22,061,400
---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses            $   376,100  $   352,700
 Due to Affiliates                                     12,900       23,000
 Security deposits                                     66,300       88,100
 Distributions payable                                344,100      451,100
 Other liabilities                                                  46,400
---------------------------------------------------------------------------
                                                      799,400      961,300
---------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                            (96,100)     (41,800)
 Limited Partners (688,194 Units issued and
  outstanding)                                     12,323,300   21,141,900
---------------------------------------------------------------------------
                                                   12,227,200   21,100,100
---------------------------------------------------------------------------
                                                  $13,026,600  $22,061,400
---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                          General      Limited
                                          Partner     Partners       Total
------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1996                                    $ (958,400) $27,734,300  $26,775,900
Net income for the year ended December
 31, 1996                                 1,097,100    2,994,100    4,091,200
Distributions for the year ended
 December 31, 1996                         (180,500)  (9,586,500)  (9,767,000)
------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1996                                   (41,800)  21,141,900   21,100,100
Net income for the nine months ended
 September 30, 1997                          48,900      960,700    1,009,600
Distributions for the nine months ended
 September 30, 1997                        (103,200)  (9,779,300)  (9,882,500)
------------------------------------------------------------------------------
Partners' (deficit) capital, September
 30, 1997                                $  (96,100) $12,323,300  $12,227,200
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     1997      1996
----------------------------------------------------------------------
Income:
 Rental                                            $558,700 $1,063,200
 Interest                                            50,600     50,300
----------------------------------------------------------------------
                                                    609,300  1,113,500
----------------------------------------------------------------------
Expenses:
 Depreciation and amortization                      191,100    273,000
 Property operating:
  Affiliates                                         33,200     45,900
  Nonaffiliates                                      87,500    153,000
 Real estate taxes                                   58,800    111,300
 Insurance--Affiliate                                 5,500     13,000
 Repairs and maintenance                             78,900    128,700
 General and administrative:
  Affiliates                                          2,600     12,500
  Nonaffiliates                                      28,600     24,100
----------------------------------------------------------------------
                                                    486,200    761,500
----------------------------------------------------------------------
Net income                                         $123,100 $  352,000
----------------------------------------------------------------------
Net income allocated to General Partner            $  1,300 $    3,500
----------------------------------------------------------------------
Net income allocated to Limited Partners           $121,800 $  348,500
----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (688,194 Units outstanding)                       $   0.18 $     0.51
----------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $1,945,400 $3,492,700
 Interest                                             321,800    156,100
 Gain on sale of property                             303,400
------------------------------------------------------------------------
                                                    2,570,600  3,648,800
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        562,900    873,900
 Property operating:
  Affiliates                                          115,500    152,800
  Nonaffiliates                                       280,900    450,300
 Real estate taxes                                    173,900    312,900
 Insurance--Affiliate                                  17,100     39,100
 Repairs and maintenance                              270,700    435,100
 General and administrative:
  Affiliates                                           20,300     36,200
  Nonaffiliates                                       119,700     98,300
------------------------------------------------------------------------
                                                    1,561,000  2,398,600
------------------------------------------------------------------------
Net income                                         $1,009,600 $1,250,200
------------------------------------------------------------------------
Net income allocated to General Partner            $   48,900 $   12,500
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  960,700 $1,237,700
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (688,194 Units outstanding)                       $     1.40 $     1.80
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                            1997         1996
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                              $ 1,009,600  $1,250,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              562,900     873,900
  Gain on sale of property                                  (303,400)
  Changes in assets and liabilities:
  Decrease in rents receivable                               133,500      27,500
  Decrease in other assets                                     1,100      17,500
  Increase in accounts payable and accrued expenses           23,400     223,900
  (Decrease) increase in due to Affiliates                   (10,100)        600
  (Decrease) in other liabilities                            (46,400)    (48,400)
---------------------------------------------------------------------------------
   Net cash provided by operating activities               1,370,600   2,345,200
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                (39,500)   (993,100)
 Proceeds from sale of property                            8,846,200
 (Increase) in investments in debt securities               (237,600) (2,108,800)
---------------------------------------------------------------------------------
   Net cash provided by (used for) investing activities    8,569,100  (3,101,900)
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                           (9,989,500) (1,353,400)
 (Decrease) increase in security deposits                    (21,800)     10,200
---------------------------------------------------------------------------------
   Net cash (used for) financing activities              (10,011,300) (1,343,200)
---------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                  (71,600) (2,099,900)
Cash and cash equivalents at the beginning of the
 period                                                    2,178,500   3,829,000
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period       $ 2,106,900  $1,729,100
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1997, are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain is recognized in accordance with GAAP.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner is entitled to receive subsequent to July 31, 1990, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, with respect to such fiscal quarter. The Portfolio Management Fee is an amount equal to the lesser of (i) 0.625% of the gross value of the Partnership's assets plus, to the extent the Portfolio Management Fee paid in any prior quarter was less than 0.625% of the gross value of the Partnership's assets in such prior quarter, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal quarter, from an amount equal to 10% of the Partnership's aggregate distributable Cash Flow (as defined in the Partnership Agreement) (computed prior to deduction for Portfolio Management
Fees) for such fiscal quarter. For the quarter and nine months ended September 30, 1997, the General Partner was entitled to a Portfolio Management Fee of $34,400 and $103,200, respectively.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated (prior to giving effect to any distributions of Sale Proceeds from said Major Capital Event): first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated (prior to giving

(Unaudited)
September 30, 1997

effect to any distribution of Sale Proceeds from said Major Capital Event): first, Net Profits in the amount of the Minimum Gain attributable to the property that is the subject of such Major Capital Event are allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of the amounts, if any, of Sale Proceeds to be distributed to the General Partner or each such Limited Partner with respect to such Major Capital Event pursuant to the Partnership Agreement; and third, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Notwithstanding the foregoing, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1997, the General Partner was allocated Net Profits of $1,300 and $48,900, respectively. Net income allocated to the General Partner for the nine months ended September 30, 1997 included a gain on sale of $41,800.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1997 were as follows:

                                                        Paid
                                                  ----------------
                                                            Nine
                                                  Quarter  Months  Payable
--------------------------------------------------------------------------
Property management and leasing fees              $40,800 $120,100 $10,800
Reimbursement of property insurance premiums, at
 cost                                               5,500   17,100    None
Legal                                               2,700   26,300    None
Reimbursement of expenses, at cost:
 --Accounting                                       1,500    7,700   1,300
 --Investor communication                           1,000    3,700     800
--------------------------------------------------------------------------
                                                  $51,500 $174,900 $12,900
--------------------------------------------------------------------------

On-site property management for the Partnership's properties is provided by Affiliates of the General Partner for fees ranging from 3% to 6% of gross rents received from the properties.

3. PROPERTY SALE:

On January 17, 1997, the joint venture in which the Partnership owns a 50% interest sold Carrollton Crossroads Shopping Center, located in Carrollton, Georgia for $18,100,000, of which the Partnership's share was $9,050,000. The Partnership reported a gain of $303,400 for the nine months ended September 30, 1997 from this transaction. On May 31, 1997, the Partnership distributed $8,850,200 or $12.86 per Unit of the Sales Proceeds to Limited Partners of record as of January 17, 1997.

4. SUBSEQUENT EVENT:

On October 1, 1997, the Partnership consummated the sale of its final property, Lakeview Office Park Buildings II & III, located in Indianapolis, Indiana for a sale price of $12,870,000. Net proceeds from this transaction approximated $12,500,000. The Partnership will report a gain of approximately $3,000,000 for the year ending December 31, 1997 in connection with this sale. In connection with this sale, the Partnership will expense the unamortized balance of the Deferred Insurance Premium in the amount of $577,400.

After a determination by the General Partner of the amount of reserves necessary to wrap up the affairs of the Partnership, a distribution of the remaining previously undistributed Cash Flow (as defined in the Partnership Agreement) and Lakeview Sale Proceeds will be made.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The Partnership is in the disposition phase of its life cycle. During the disposition phase, comparisons of operating results are complicated due to the timing and affect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. During October 1996 and January 1997, the Partnership sold its interest in Telegraph Apartments ("Telegraph") and Carrollton Crossroads Shopping Center ("Carrollton"), respectively. Telegraph and Carrollton collectively are hereafter referred to as the Sold Properties.

The table below is a recap of the Partnership's share of certain operating results of its properties for the quarters and nine months ended September 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative Operating Results (a)
                     For the Quarters   For the Nine Months
                           Ended               Ended
                     9/30/97  9/30/96   9/30/97    9/30/96
------------------------------------------------------------
LAKEVIEW OFFICE PARK, BUILDINGS II & III
Rental revenues      $621,200 $458,200 $1,899,400 $1,615,100
------------------------------------------------------------
Property net income  $205,300 $ 87,600 $  632,800 $  446,400
------------------------------------------------------------
Average occupancy        100%      83%       100%        85%
------------------------------------------------------------
SOLD PROPERTIES
Rental revenues               $605,100            $1,877,700
------------------------------------------------------------
Property net income           $299,700            $  924,500
------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as Partnership interest income, general and administrative expenses and amortization of the deferred insurance premium on the CNA policy.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and nine months ended September 30, 1997 and 1996.

Net income for the quarter and nine months ended September 30, 1997 decreased by $228,900 and $240,600 when compared to the quarter and nine months ended September 30, 1996, respectively. A significant factor affecting net income was the sales of the Sold Properties. Net income, exclusive of the effects of the Sold Properties, increased by $128,000 and $364,700 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The increases were primarily due to an increase in income earned on the Partnership's short-term investments due to an increase in funds available for investment together with the improved operating results at Lakeview Office Park Buildings II & III ("Lakeview").

The following comparative discussion excludes the Sold Properties.

Rental revenues increased by $163,000 or 35.6% and $284,300 or 17.6%, respectively, for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996. The increases were primarily attributable to an increase in base rent at Lakeview resulting from an increase in the average occupancy rate which was due to the securing of a new significant tenant in September 1996. The increase for the nine months periods under comparison was partially offset by a decrease in tenant expense reimbursements which was due to the fact that estimated 1995 credits for overpayments due to tenants that were to be paid to tenants in 1996 were actually back-billings to tenants.

Property operating expenses increased by $17,000 and $69,400, respectively, for the quarterly and nine-month periods under comparison. The increases were primarily the result of increased property management fees at Lakeview resulting from an increase in rental revenues and the absence in 1997 of leasing commissions paid to outside brokers which are capitalized and reduce the amount of property management charges. Also contributing to the increase was an increase in utility costs which is attributable to the increased occupancy at Lakeview.

Depreciation and amortization expense increased by $33,400 and $32,700 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The increases were primarily the result of an increase in tenant improvements and capitalizable lease commission fees related to the new major tenant at Lakeview.

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

                                                  Comparative
                                               Cash Flow Results
                                              For the Nine Months
                                                     Ended
                                              9/30/97       9/30/96
----------------------------------------------------------------------
Cash Flow (as defined in the Partnership
 Agreement)                                 $  1,165,900  $ 1,988,800
Items of Reconciliation:
 Portfolio Management Fee                        103,200      135,300
 Decrease in current assets                      134,600       45,000
 (Decrease) increase in current liabilities      (33,100)     176,100
----------------------------------------------------------------------
Net cash provided by operating activities   $  1,370,600  $ 2,345,200
----------------------------------------------------------------------
Net cash provided by (used for) investing
 activities                                 $  8,569,100  $(3,101,900)
----------------------------------------------------------------------
Net cash (used for) financing activities    $(10,011,300) $(1,343,200)
----------------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) decreased by $822,900 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The decrease was primarily due to the absence of operating results from the Partnership's Sold Properties, partially offset by improved operating results at Lakeview, exclusive of depreciation and amortization, and the increase in interest earned on the Partnership's short-term investments.

The decrease in the Partnership's cash position for the nine months ended September 30, 1997 was primarily the result of investments in debt securities and distributions paid to Partners exceeding net cash provided by operating activities and the proceeds from the sale of Carrollton. Liquid assets (including cash, cash equivalents and investments in debt securities) as of September 30, 1997 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $974,600 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The decrease was primarily due to the absence of operating results from Carrollton and Telegraph. Partially offsetting the decrease was an increase in interest income together with the timing of the payments of certain expenses at Lakeview.

Net cash (used for) provided by investing activities changed from $(3,101,900) for the nine months ended September 30, 1996 to $8,569,100 for the nine months ended September 30, 1997. The change was primarily the result of the receipt of proceeds from the January 1997 sale of Carrollton, partially offset by a lower amount of investments in debt securities and a decrease in expenditures made for capital, tenant improvements and leasing costs. The increase in the investment in debt securities is the result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase.

Net cash used for financing activities increased by $8,668,100 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The increase was primarily due to the distribution of Carrollton's Sale Proceeds.

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

On October 1, 1997, the Partnership completed the sale of Lakeview. Net proceeds generated from this sale amounted to approximately $12,500,000. Substantially all of the Sale Proceeds from this transaction will be distributed to Limited Partners of record as of October 1, 1997.

With the sale of the Partnership's remaining property, Lakeview, the General Partner is currently in the process of commencing the liquidation of the Partnership. Limited Partners will receive a quarterly cash flow distribution in the amount of $309,700 or $0.45 per Unit on November 30, 1997. Following a determination of adequate reserves necessary to wrap up the affairs of the Partnership, the Partnership intends to make a final liquidating distribution during 1998.

                         PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a)  Exhibits: None

     (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended September 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP

                           By: FIRST CAPITAL FINANCIAL CORPORATION
                               GENERAL PARTNER

Date: November 14, 1997    By: /s/  DOUGLAS CROCKER II
      -----------------        --------------------------------------
                                    DOUGLAS CROCKER II
                               President and Chief Executive Officer


Date: November 14, 1997    By: /s/  NORMAN M. FIELD
      -----------------        --------------------------------------
                                    NORMAN M. FIELD
                               Vice President - Finance and Treasurer