Form 10-K405
period 1997-12-31
FIRST CAPITAL INSURED REAL ESTATE LIMITED PARTNERSHIP
filed 1998-03-30
CIK 819253

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended          December 31, 1997
                             ---------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from___________________ to _______________________


    Commission File Number                        0-17610
                           -----------------------------------------------------

             First Capital Insured Real Estate Limited Partnership
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                             36-3525946
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois        60606-2607
---------------------------------------------------------   --------------------
        (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code            (312) 207-0020
                                                            --------------------

Securities registered  pursuant to Section 12(b) of the Act:        NONE
                                                            --------------------

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Units
                                                            -------------------------

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

Exhibit Index - Page A-1

                                    PART I

ITEM 1.  BUSINESS

The registrant, First Capital Insured Real Estate Limited Partnership (the "Partnership"), is a limited partnership organized in 1987 under the Revised Uniform Limited Partnership Act of the State of Illinois. The Partnership sold 688,194 Limited Partnership Assignee Units (the "Units") to the public from August 1988 to July 1990, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the "Commission") (Registration Statement No. 33-15999). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement. In May 1991, the Partnership returned $28,821,600 or $41.88 per Unit to the Limited Partners, representing a return of a portion of the Net Proceeds of the Offering as a result of the Partnership not having acquired properties where the purchase price equaled the total equity raised within the period required by the Policy (as defined in Notes to Financial Statements included in this Report).

The business of the Partnership was to invest, on an all cash basis, primarily in a diversified portfolio of institutional quality, existing, income-producing real estate, such as shopping centers, office buildings, apartments, warehouses or any one or more of these categories. From November 1988 through December 1991, the Partnership made two real property investments and purchased a 50% interest in a joint venture which was formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. The Partnership's joint venture was operated under the common control of First Capital Financial Corporation (the "General Partner").

Property management services for the Partnership's real estate investments were provided by Affiliates of the General Partner for fees calculated as a percentage of gross rents received from the properties.

Prior to December 31, 1997, the Partnership sold all of its real property investments. On February 28, 1998, the Partnership distributed all remaining cash (less a reserve established by the General Partner for any known, contingent or unforeseen liabilities or obligations of the Partnership) to Limited Partners. As a result, the General Partner currently intends to dissolve and wind up the affairs of the Partnership as soon as practicable following the filing of this Form 10-K with the Commission. Following the dissolution of the Partnership, the General Partner intends to apply to the Commission to terminate the registration of the Units under the Securities Exchange Act of 1934, as amended.

ITEM 2.  PROPERTIES

All real properties owned by the Partnership were sold prior to December
31, 1997.

ITEM 3.  LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1997. Ordinary routine legal matters incidental to the business which was not deemed material were pursued during the quarter ended December 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d)   None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1998, there were 4,311 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          ------------------------------------------------------------
                             1997        1996        1995        1994         1993
--------------------------------------------------------------------------------------
Total revenues            $ 6,280,400 $ 7,199,100 $ 4,948,100 $ 4,751,900  $ 4,652,900
Net income (loss)         $ 4,113,300 $ 4,091,200 $   525,600 $(2,342,800) $ 1,564,500
Net income (loss)
 allocated to Limited
 Partners                 $ 4,033,300 $ 2,994,100 $   520,300 $(2,319,400) $ 1,548,900
Net income (loss)
 allocated to Limited
 Partners per Unit
 (688,194 Units
 outstanding)             $      5.86 $      4.35 $      0.76 $     (3.37) $      2.25
Total assets              $15,404,100 $22,061,400 $27,825,700 $29,056,800  $33,120,400
Distributions to Limited
 Partners per Unit
 (688,194 Units
 outstanding)(a)          $     32.61 $     13.93 $      2.36 $      2.36  $      1.32
Return of capital to
 Limited Partners per
 Unit (688,194 Units
 outstanding)(b)          $     26.75 $      9.58 $      1.60 $      2.36         None
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)                   None $17,919,000 $22,973,900 $23,894,600  $28,677,400
Number of real property
 interests owned at
 December 31                     None           2           3           3            3
--------------------------------------------------------------------------------------

(a) Distributions during 1997 and 1996 included Sale Proceeds of $31.03 and $11.57 per Unit, respectively.
(b) For the purposes of this table, return of capital represents either: the amount by which distributions, if any, exceed net income for each respective year; or total distributions, if any, in years when the Partnership incurred a net loss. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                        For the Years Ended December 31,
                          ----------------------------------------------------------------
                              1997         1996         1995         1994         1993
-------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement)(a)            $  1,334,300  $ 2,523,000  $ 2,672,800  $ 2,535,900  $ 2,146,700
Items of reconciliation:
 Premium amortization                                                              296,500
 Portfolio Management
  Fee                          120,800      180,500      180,500      180,500      100,900
 Changes in current
  assets and
  liabilities:
  Decrease (increase) in
   current assets              131,800        2,100      (39,000)      19,700       68,500
  (Decrease) increase in
   current liabilities        (348,900)     (83,300)      35,500     (119,600)     108,500
-------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $  1,238,000  $ 2,622,300  $ 2,849,800  $ 2,616,500  $ 2,721,100
-------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 22,401,000  $ 5,499,400  $(1,233,800) $  (201,700) $(1,734,100)
-------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(10,421,700) $(9,772,200) $(1,792,200) $(1,601,200) $(1,291,400)
-------------------------------------------------------------------------------------------

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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-7 in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ordinary business of the Partnership is expected to pass through its life cycle in three phases: (i) the Offering of Units and Investment in Properties;
(ii) the operation of properties and (iii) the disposition of properties.

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

During 1996, the Partnership entered the disposition of properties stage. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. During 1997, the Partnership sold its remaining property investment Lakeview Office Park Buildings II & III ("Lakeview"), for $12,870,000, and its 50% interest in Carrollton Crossroads Shopping Center ("Carrollton"), of which the Partnership's share of the sale price was $9,050,000. During 1996, the Partnership sold Telegraph Hill Apartments ("Telegraph") for $8,100,000. The Partnership realized gains of $3,494,700 and $303,900 during 1997 in connection with the sales of Lakeview and Carrollton, respectively. During 1996, the Partnership realized a gain of $2,496,400 in connection with the sale of Telegraph. For further information, see Note 5 of Notes to Financial Statements.

OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net income increased by $22,100 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase in the gains recorded on the 1997 property sales when compared to the 1996 sale, as discussed above, along with the increase in interest earned on the Partnership's short-term investments, which was due to Sale Proceeds being invested prior to their distribution to Limited Partners, was almost entirely offset by the absence of operating results from the Partnership's property investments due to their sales during 1997 and 1996.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995
Net income for the year ended December 31, 1996 increased by $3,565,600 when compared to the year ended December 31, 1995. The increase was primarily the result of the effects of the sale of Telegraph in 1996 and the provision for value impairment recognized on Lakeview in 1995. Exclusive of the gain on sale, operating results from Telegraph and provision for value impairment, net income decreased by $14,700 for the comparable periods. This decrease was primarily due to diminished operating results at Lakeview. Partially offsetting the decrease was improved operating results at Carrollton and a decrease in general and administrative expenses, which was primarily due to a decrease in printing, mailing and appraisal costs.

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

Property operating expenses increased by $49,700 for the years under comparison. Property operating expenses for 1996 increased due to a one-time expense incurred in moving Lakeview's new major tenant to the property. Partially offsetting the increase was a decrease in professional services at Lakeview which was primarily the result of leasing related costs. These costs are ordinarily paid to and provided by an Affiliate of the General Partner and included in its property management and leasing fee and recorded as expense, however, during 1996 were paid to outside brokers and capitalized as lease commissions and are being amortized over the respective lease terms of new tenants.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenants lease clauses protected the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provided for the following: 1) annual rent increases based on the Consumer Price Index or graduated rental increases and 2) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives was to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as determined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The second table in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

Cash Flow (as defined in the Partnership Agreement) decreased by $1,188,700 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily the result of the absence of operating results resulting from the sales of the Partnership's properties partially offset by an increase in interest income earned on the Partnership's short-term investments.

The increase of $13,217,300 in the Partnership's cash position as of December 31, 1997 was primarily the result of the receipt of proceeds from the sale of Lakeview. Liquid assets (including cash and cash equivalents) of the Partnership as of December 31, 1997 were comprised of undistributed Sales Proceeds and previously retained Cash Flow (as defined in the Partnership Agreement).

Net cash provided by operating activities decreased by $1,384,300 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to the sale of the Partnership's two remaining properties.

Net cash provided by investing activities increased by $16,901,600 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to the 1997 receipt of proceeds from the sales of Lakeview and Carrollton exceeding the proceeds received from the 1996 sale of Telegraph, as well as the decrease in the Partnership's investments in debt securities.

Net cash used for financing activities increased by $649,500 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. This increase was primarily the result of the 1997 special distribution of Carrollton Sale Proceeds exceeding the 1996 special distribution of Telegraph Sale Proceeds, as discussed below.

On October 1, 1997, the Partnership completed the sale of Lakeview. Net proceeds generated from this sale amounted to $12,508,900. In connection with this sale, the Partnership declared a special distribution in the amount of $12,504,500 or $18.17 per Unit. This special distribution was paid on February 28, 1998 to Limited Partners of record as of October 1, 1997.

On January 17, 1997, the joint venture in which the Partnership has a 50% interest completed the sale of Carrollton. The Partnership's share of net proceeds generated from this sale amounted to $8,846,700. As a result of this sale, the Partnership paid a special distribution in the amount of $8,850,200 or $12.86 per Unit on May 31, 1997 to Limited Partners of record as of January 17, 1997.

On October 15, 1996, the Partnership completed the sale of Telegraph. Net proceeds generated from this sale amounted to $7,961,700. As a result of this sale, the Partnership paid a special distribution in the amount of $7,962,000 or $11.57 per Unit on November 30, 1996 to Limited Partners of record as of October 15, 1996.

On February 28, 1998, Limited Partners were paid a cash distribution of $158,300 or $0.23 per Unit, representing Cash Flow (as defined in the Partnership Agreement) for the fourth quarter of 1997.

Prior to December 31, 1997, the Partnership sold all of its real property investments. In addition to the distributions referred to above, on February 28, 1998, the Partnership distributed $2,415,600 or $3.51 per Unit to Limited Partners of record as of February 1, 1998, representing the Partnership's remaining cash (less (i) a reserve of approximately $250,000 established by the General Partner for any known, contingent or unforeseen liabilities or obligations of the Partnership and (ii) the General Partner's deferred Portfolio Management Fee of $170,800). The General Partner currently intends to dissolve and wind up the affairs of the Partnership as soon as practicable. Following the dissolution of the Partnership, the General Partner intends to apply to the Securities and Exchange Commission to terminate the registration of the Units under the Securities Exchange Act of 1934, as amended.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) & (e)  DIRECTORS

  The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 1998, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1998.

         Name                                              Office
         ----                                              ------
  Douglas Crocker II...................................    Director
  Sheli Z. Rosenberg...................................    Director


  Douglas Crocker II, 57, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc. and Wellsford Real Properties Inc. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 31, 1997.

  Sheli Z. Rosenberg, 56, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, Inc. ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., American Classic Voyages Co., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc., and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties
  Trust, Equity Office Properties Trust and Capital Trust.   Ms. Rosenberg was a
  Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates from 1980 to September 1997. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

  (b) & (e)  EXECUTIVE OFFICERS

  The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 1998 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

         Name                                                   Office
         ----                                                   ------
  Douglas Crocker II.............................President and Chief Executive Officer
  Donald J. Liebentritt..........................Vice President
  Norman M. Field................................Vice President - Finance and Treasurer

  PRESIDENT AND CEO- See Table of Directors above.

  Donald J. Liebentritt, 47, has been Vice President of the General Partner since July 1997 and is Executive Vice President and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

  Norman M. Field, 49, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d) FAMILY RELATIONSHIPS

  There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

  With the exception of the bankruptcy matter disclosed under Items 10 (a), (b) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION

(a - d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1997. However, the General Partner and its Affiliates do compensate directors and officers of the General Partner. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e) None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 1998, the following Limited Partner was known by the Partnership to own beneficially more than 5% of the Partnership's 688,194 Units outstanding:



                                Name and Address                   Amounts and Nature of          Percent
 Title of Class               of Beneficial Owner                  Beneficial Ownership           of Class
----------------        -----------------------------            -------------------------       ----------
Limited                County Employees and Officers              $5,376,300 (53,763 Units)         7.81%
Partnership            Annuity and Benefit Fund of                Direct Ownership
Units                  Cook County
                       118 North Clark Street
                       Room 1072
                       Chicago, Illinois 60602


(b) The Partnership has no directors or executive officers. As of March 1, 1998, none of the executive officers and directors of the General Partner owned any Units.

(c) None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

a) Certain Affiliates of the General Partner provide leasing, property management and supervisory services to the Partnership. Compensation for property management services may not exceed the lesser of: (i) the compensation customarily charged in arm's-length transactions in the same geographic area and for a comparable property or (ii) 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing and leasing related services, reduced by an amount not to exceed 3% of gross receipts for leasing fees paid to third-parties. For the year ended December 31, 1997, these Affiliates were entitled to supervisory and property management and leasing fees of $132,400. In addition, other Affiliates of the General Partner were entitled to receive $30,600 for fees and reimbursements from the Partnership for insurance, personnel services and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 1997, total fees and reimbursements of $500 were due to Affiliates. In addition, as of December 31, 1997, the property management company for Lakeview owed the Partnership $10,200.

--------  ----------------------------------------------------------

     In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner is entitled to receive subsequent to July 31, 1990, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, with respect to such fiscal quarter. The Portfolio Management Fee is an amount equal to the lesser of (i) 0.625% of the gross value of the Partnership's assets plus, to the extent the Portfolio Management Fee paid in any prior quarter was less than 0.625% of the gross value of the Partnership's assets in such prior quarter, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to deduction for Portfolio Management Fees) for such fiscal year. For the year ended December 31, 1997, the General Partner was paid a Portfolio Management Fee of $120,800.

     In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a Major Capital Event are allocated (prior to giving effect to any distributions of Sale Proceeds from said Major Capital Event): first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated (prior to giving effect to any distribution of Sale Proceeds from said Major Capital Event): first, Net Profits in the amount of the Minimum Gain attributable to the property that is the subject of such Major Capital Event are allocated to the General Partner and Limited Partners with negative balances in their capital accounts, in proportion to and to the extent of such negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of the amounts, if any, of Sale Proceeds to be distributed to the General Partner or each such Limited Partner with respect to such Major Capital Event pursuant to the Partnership Agreement; and third, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Notwithstanding the foregoing, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1997, the General Partner was allocated Net Profits of $80,000, which included gains on sale of property of $76,700.

b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President, is a Principal and Chairman of the Board of Rosenberg. For the year ended December 31, 1997, Rosenberg was entitled to $41,300 for legal fees from the Partnership. As of December 31, 1997, $15,000 was payable to Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

c)   No management person is indebted to the Partnership.

d)   None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a, c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

     A report on Form 8-K was filed on October 16, 1997 reporting the sale of Lakeview Office Park Buildings II & III, located in Indianapolis, Indiana.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST CAPITAL INSURED REAL ESTATE
                               LIMITED PARTNERSHIP


                               BY: FIRST CAPITAL FINANCIAL CORPORATION
                                   GENERAL PARTNER


Dated: March 31, 1998          By: /s/ DOUGLAS CROCKER II
       --------------              ------------------------------------------
                                       DOUGLAS CROCKER II

                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DOUGLAS CROCKER II         March 31, 1998       President, Chief Executive Officer and
------------------------       --------------       Director of the General Partner
    DOUGLAS CROCKER II

/s/ SHELI Z. ROSENBERG         March 31, 1998       Director of the General Partner
-------------------------      --------------
    SHELI Z. ROSENBERG

/s/ DONALD J. LIEBENTRITT      March 31, 1998       Vice President
-------------------------      --------------
    DONALD J. LIEBENTRITT

/s/ NORMAN M. FIELD            March 31, 1998       Vice President - Finance and Treasurer
-------------------------      --------------
    NORMAN M. FIELD

                                       12

             INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                     Pages
                                                                ----------------
Report of Independent Auditors                                        A-2

Balance Sheets as of December 31, 1997 and 1996                       A-3

Statements of Partners' Capital for the Years Ended
 December 31, 1997, 1996 and 1995                                     A-3


Statements of Income and Expenses for the Years Ended
 December 31, 1997, 1996 and 1995                                     A-4


Statements of Cash Flows for the Years Ended December
 31, 1997, 1996 and 1995                                              A-4


Notes to Financial Statements                                      A-5 to A-7

SCHEDULES FILED AS PART OF THIS REPORT

All schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

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

EXHIBIT (10) Material Contracts

Real Estate Sale Agreement for the sale of Lakeview Office Park Buildings II & III filed as an exhibit to the Partnership's Report on Form 8-K filed on October 16, 1997 is incorporated herein by reference.

Real Estate Sale Agreement for the sale of Carrollton Crossroads Shopping Center filed as an exhibit to the Partnership's Report on Form 8-K filed on January 31, 1997 is incorporated herein by reference.

Real Estate Sale Agreement for the sale of Telegraph Hill Apartments filed as an exhibit to the Partnership's Report on Form 8-K filed on October 29, 1996 is incorporated herein by reference.

EXHIBIT (13) Annual Report to Security Holders

The 1996 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS


Partners
First Capital Insured Real Estate Limited Partnership
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Insured Real Estate Limited Partnership as of December 31, 1997 and 1996, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Insured Real Estate Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                              Ernst & Young LLP

Chicago, Illinois
March 9, 1998

BALANCE SHEETS
December 31, 1997 and 1996
(All dollars rounded to nearest 00s)

                                                    1997         1996
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $            $ 2,237,300
 Buildings and improvements                                    21,181,100
------------------------------------------------------------------------------
                                                               23,418,400
 Accumulated depreciation and amortization                     (5,499,400)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                                17,919,000
Cash and cash equivalents                         15,395,800    2,178,500
Investment in debt securities                                   1,116,400
Rents receivable                                       7,800      139,000
Deferred insurance premium (net of accumulated
 amortization of $949,400 at December 31, 1996)                   707,400
Other assets                                             500        1,100
------------------------------------------------------------------------------
                                                 $15,404,100  $22,061,400
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $    67,400  $   352,700
 Due to Affiliates                                     5,300       23,000
 Security deposits                                                 88,100
 Distributions payable                            12,680,400      451,100
 Other liabilities                                       500       46,400
------------------------------------------------------------------------------
                                                  12,753,600      961,300
------------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                           (82,600)     (41,800)
 Limited Partners (688,194 Units issued and
  outstanding)                                     2,733,100   21,141,900
------------------------------------------------------------------------------
                                                   2,650,500   21,100,100
------------------------------------------------------------------------------
                                                 $15,404,100  $22,061,400
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1995                                      $(783,200) $28,838,100  $28,054,900
Net income for the year ended December
 31, 1995                                      5,300      520,300      525,600
Distributions for the year ended December
 31, 1995                                   (180,500)  (1,624,100)  (1,804,600)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1995                                       (958,400)  27,734,300   26,775,900
Net income for the year ended December
 31, 1996                                  1,097,100    2,994,100    4,091,200
Distributions for the year ended December
 31, 1996                                   (180,500)  (9,586,500)  (9,767,000)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                        (41,800)  21,141,900   21,100,100
Net income for the year ended December
 31, 1997                                     80,000    4,033,300    4,113,300
Distributions for the year ended December
 31, 1997                                   (120,800) (22,442,100) (22,562,900)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1997                                      $ (82,600) $ 2,733,100  $ 2,650,500
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s except per Unit amounts)

                                                 1997       1996       1995
------------------------------------------------------------------------------
Income:
 Rental                                       $1,953,800 $4,454,400 $4,727,500
 Interest                                        528,000    248,300    220,600
 Gain on sales of property                     3,798,600  2,496,400
------------------------------------------------------------------------------
                                               6,280,400  7,199,100  4,948,100
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                 1,140,400  1,108,700  1,027,700
 Property operating:
  Affiliates                                     142,900    209,800    276,600
  Nonaffiliates                                  277,500    639,500    589,600
 Real estate taxes                               128,800    364,200    410,700
 Insurance--Affiliate                             17,100     52,100     49,100
 Repairs and maintenance                         283,500    571,200    581,200
 General and administrative:
  Affiliates                                      25,400     40,400     40,800
  Nonaffiliates                                  151,500    122,000    146,800
 Provision for value impairment                                      1,300,000
------------------------------------------------------------------------------
                                               2,167,100  3,107,900  4,422,500
------------------------------------------------------------------------------
Net income                                    $4,113,300 $4,091,200 $  525,600
------------------------------------------------------------------------------
Net income allocated to General Partner       $   80,000 $1,097,100 $    5,300
------------------------------------------------------------------------------
Net income allocated to Limited Partners      $4,033,300 $2,994,100 $  520,300
------------------------------------------------------------------------------
Net income allocated to Limited Partners per
 Unit (688,194 Units outstanding)             $     5.86 $     4.35 $     0.76
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                           1997         1996         1995
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                            $  4,113,300  $ 4,091,200  $   525,600
 Adjustments to reconcile net income
  to net cash provided by operating
   activities:
  Depreciation and amortization           1,140,400    1,108,700    1,027,700
  Gain on sales of property              (3,798,600)  (2,496,400)
  Provision for value impairment                                    1,300,000
  Changes in assets and liabilities:
   Decrease (increase) in rents
    receivable                              131,200      (14,900)     (22,900)
   Decrease (increase) in other assets          600       17,000      (16,100)
   (Decrease) increase in accounts
    payable and accrued expenses           (285,300)     (63,100)      12,700
   (Decrease) increase in due to
    Affiliates                              (17,700)       6,500      (26,800)
   (Decrease) increase in other
    liabilities                             (45,900)     (26,700)      49,600
------------------------------------------------------------------------------
    Net cash provided by operating
     activities                           1,238,000    2,622,300    2,849,800
------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant
  improvements                              (71,100)  (1,345,900)  (1,233,800)
 Decrease (increase) in investments in
  debt securities, net                    1,116,400   (1,116,400)
 Proceeds from sales of property         21,355,700    7,961,700
------------------------------------------------------------------------------
    Net cash provided by (used for)
     investing activities                22,401,000    5,499,400   (1,233,800)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners         (10,333,600)  (9,767,000)  (1,804,600)
 (Decrease) increase in security
  deposits                                  (88,100)      (5,200)      12,400
------------------------------------------------------------------------------
    Net cash (used for) financing
     activities                         (10,421,700)  (9,772,200)  (1,792,200)
------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                        13,217,300   (1,650,500)    (176,200)
Cash and cash equivalents at the
 beginning of the year                    2,178,500    3,829,000    4,005,200
------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $ 15,395,800  $ 2,178,500  $ 3,829,000
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1997

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred.

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

Investments in debt securities were comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair value of all financial instruments, including cash and cash equivalents was not materially different from the carrying values at December 31, 1997 and 1996.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, as compensation for services rendered in managing the affairs of the Partnership, the General Partner is entitled to receive subsequent to July 31, 1990, the Termination of the Offering, a Portfolio Management Fee, payable quarterly, with respect to such fiscal quarter. The Portfolio Management Fee is an amount equal to the lesser of (i) 0.625% of the gross value of the Partnership's assets plus, to the extent the Portfolio Management Fee paid in any prior year was less than 0.625% of the gross value of the Partnership's assets in such prior year, the amount of such deficit, or (ii) an amount equal to the remainder obtained by subtracting the aggregate amount previously paid to the General Partner as Portfolio Management Fees during such fiscal year, from an amount equal to 10% of the Partnership's aggregate Cash Flow (as defined in the Partnership Agreement) (computed prior to deduction for Portfolio Management Fees) for such fiscal year. For the years ended December 31, 1997, 1996 and 1995 the General Partner was paid a Portfolio Management Fee of $120,800, $180,500 and $180,500, respectively.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from a Major Capital Event) are allocated 1% to the General Partner and 99% to the Limited Partners as a group. Net Losses from a

Major Capital Event are allocated (prior to giving effect to any distributions of Sale Proceeds from said Major Capital Event): first, to the General Partner and Limited Partners with positive balances in their Capital Accounts, in proportion to and to the extent of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Net Profits from a Major Capital Event are allocated (prior to giving effect to any distribution of Sale Proceeds from said Major Capital Event): first, Net Profits in the amount of the Minimum Gain attributable to the property that is the subject of such Major Capital Event are allocated to the General Partner and Limited Partners with negative balances in their Capital Accounts, in proportion to and to the extent of such negative balances; second, to the General Partner and each Limited Partner in proportion to and to the extent of the amounts, if any, of Sale Proceeds to be distributed to the General Partner or each such Limited Partner with respect to such Major Capital Event pursuant to the Partnership Agreement; and third, the balance, if any, 1% to the General Partner and 99% to the Limited Partners as a group. Notwithstanding the foregoing, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1997, the General Partner was allocated Net Profits of $80,000, which included gain on the sales of property of $76,700. For the year ended December 31, 1996, the General Partner was allocated Net Profits of $1,097,100, which included a gain on sale of property of $1,081,200. For the year ended December 31, 1995, the General Partner was allocated Net Profits of $5,300, which included a
(loss) from a provision for value impairment of $(13,000).

Fees and reimbursements paid and payable/(receivable) by the Partnership to/(from) Affiliates were as follows:

                                     For the Years Ended December 31,
                            ----------------------------------------------------
                                  1997               1996             1995
                            -----------------  ---------------- ----------------
                              Paid   Payable     Paid   Payable   Paid   Payable
--------------------------------------------------------------------------------
Property management and
 leasing fees               $154,900 $(10,200) $186,400 $12,300 $304,700 $ 9,200
Reimbursement of property
 insurance premiums, at
 cost                         17,100     None    52,100    None   49,100    None
Legal                         41,300   15,000    22,700   8,000   22,400    None
Reimbursement of expenses,
 at cost:
 -- Accounting                10,700      400    25,100   2,300   19,500   5,700
 -- Investor communication     5,000      100    10,500     400   15,000   1,600
 -- Other                       None     None      None    None      100    None
--------------------------------------------------------------------------------
                            $229,000 $  5,300  $296,800 $23,000 $410,800 $16,500
--------------------------------------------------------------------------------

On-site property management for the Partnership's properties was provided by Affiliates of the General Partner for fees equal to 3% of gross rents received from the properties. Affiliates were entitled to leasing fees equal to 3% of gross rents received from the properties, reduced by leasing fees, if any, paid to third parties.

3. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. The (loss) for income tax purposes for the year ended December 31, 1997 was $(2,323,800).

4. DEFERRED INSURANCE PREMIUM:

The Partnership obtained an insurance policy (the "Policy") from CNA which, in effect, insured that, if all Net Proceeds of the Offering were invested or allocated to investment in properties, the cumulative amount of Insured Cash Available for Distribution from all sources, as determined in accordance with the Policy and related agreements, including the Appraised Values of the properties then owned by the Partnership, would equal at least 100% of an amount equal to the Original Capital Contribution on the tenth anniversary of the day on which the last property was acquired by the Partnership. Liability and the amount of payment under the Policy was subject to certain conditions and limitations. The Policy was intended to cover economic or functional obsolescence of the properties, but did not apply to certain losses, costs, penalties or expenses. The premium for the Policy equaled 4.6% of the Original Capital Contribution allocated to properties, payable to CNA as and when each property which was endorsed under the Policy was acquired. Following the sale of the Partnership's remaining property investment it was determined that Limited Partners would receive greater than 100% of their Original Capital Contribution. Accordingly, the unamortized premium under the policy was written off during the year ended December 31, 1997.

5. PROPERTY SALES:

On October 1, 1997, the Partnership consummated the sale of Lakeview Office Park Buildings II & III, located in Indianapolis, Indiana for a sale price of $12,870,000. Sales Proceeds from this transaction were $12,508,900, which was net of selling expenses. The Partnership reported a gain for financial reporting purposes of $3,494,700 for the year ended December 31, 1997 in connection with this sale. On February 28, 1998, the Partnership distributed $12,504,500 or $18.17 per Unit of the Sale Proceeds to Limited Partners of record as of October 1, 1997. For tax reporting purposes, the Partnership recorded a (loss) of $(2,900,300) for the year ended December 31, 1997.

On January 17, 1997, the joint venture in which the Partnership owns a 50% interest sold Carrollton Crossroads Shopping Center, located in Carrollton, Georgia for $18,100,000. The Partnership's share of Sale Proceeds from this transaction were $8,846,700. The Partnership reported a gain of $303,900 for the year ended December 31, 1997. On May 31, 1997, the Partnership distributed $8,850,200 or $12.86 per Unit of the Sales Proceeds to Limited Partners of record as of January 17, 1997 For tax reporting purposes, the Partnership recorded a gain of $166,900 for the year ended December 31, 1997.

On October 15, 1996 the Partnership consummated the sale of Telegraph Hill Apartments, located in Albuquerque, New Mexico, for a sale price of $8,100,000. Sale Proceeds from this transaction were $7,961,700, which is net of selling expenses. The Partnership reported a gain of $2,496,400 in connection with this sale for the year ended December 31, 1996. On November 30, 1996, the Partnership distributed all of the Sale Proceeds to Limited Partners of record as of October 15, 1996. For tax reporting purposes, the Partnership reported a net gain of $2,292,500 for the year ended December 31, 1996.

6. PROVISION FOR VALUE IMPAIRMENT:

Due to regional factors and other matters relating specifically to the Partnership's office property, there was uncertainty as to the Partnership's ability to recover the net carrying value of Lakeview during its estimated holding period. Accordingly, it was deemed appropriate to reduce the basis of Lakeview by recording a (loss) from provision for value impairment of $(1,300,000) during the year ended December 31, 1995. The provision for value impairment was considered a noncash event for the purpose of the Statement of Cash Flows and was not utilized in the determination of Cash Flow (as defined in the Partnership Agreement).

7. SUBSEQUENT EVENT:

Prior to December 31, 1997, the Partnership sold all of its real property investments. In addition to the distributions referred to above, on February 28, 1998, the Partnership distributed $2,415,600 or $3.51 per Unit to Limited Partners of record as of February 1, 1998, representing the Partnership's remaining cash (less (i) a reserve of approximately $250,000 established by the General Partner for any known, contingent or unforeseen liabilities or obligations of the Partnership and (ii) the General Partner's deferred Portfolio Management Fee of $170,800). The General Partner currently intends to dissolve and wind up the affairs of the Partnership as soon a practicable. Following the dissolution of the Partnership, the General Partner intends to apply to the Securities and Exchange Commission to terminate the registration of the Units under the Securities Exchange Act of 1934, as amended.